Form 10-Q
period 1995-06-30
AMRECORP REALTY FUND III
filed 1995-08-11
CIK 776813

12

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995           Commission file number 33-00152

                    AMRECORP REALTY FUND III

     (Exact name of registrant as specified in its charter)

              TEXAS                         75-2045888
 (State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)       Identification Number)



                  16415 Addison Road, Suite 200
                        Dallas, Texas  75248

            (Address of principal executive offices)

Registrant's telephone number, including area code: (214) 380-8000 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         Yes:   Y            No:




               REGISTRANT IS A LIMITED PARTNERSHIP


                             PART I

                      FINANCIAL INFORMATION

Item 1.  Financial Statements
The following unaudited financial statements are filed herewith:

Balance Sheet......................................................Page 3

Statement of Income and Expense....................................Page 4
(Quarterly)

Statement of Income and Expense....................................Page 5
(Year To Date)

Statement of Changes In Partner's Equity...........................Page 6

Statement of Cash Flows............................................Page 7

Notes to Financial Statements......................................Page 8



The statements, insofar as they relate to the period subsequent to December 31, 1994, are unaudited.

                    AMRECORP REALTY FUND III
                          BALANCE SHEET

                                      JUNE 30, 1995   JUNE 30, 1994
                                        UNAUDITED       UNAUDITED

              ASSETS
Investment in realestate
Land                                   $  1,000,000    $  1,000,000
Building & improvements                    6,015138       6,015,138
                                       $  7,015,138    $  7,015,138
Less: accumulated depreciation           (2,350,012)     (2,226,012)
                                       $  4,665,126    $  4,789,126


Cash including cash investments              28,872          72,051
Escrow deposits                             196,921         127,666
Capital replacement reserve                 104,838         189,444
Liquidity reserve                            78,068          78,068
Other assets                                 16,352          12,715
Total assets                           $  5,090,177    $  5,269,070

Liabilities: and partner equity:
Mortgage and notes payable                3,186,317       3,208,542
Accounts payable & accrued                   67,832          60,821
expenses
Real estate taxes payable                    47,835          95,338
Security deposits                            32,668          31,204
Due to affiliates                           133,151         124,138

Total liabilities                      $  3,467,803    $  3,520,043

Partners equity                        $  1,622,374    $  1,749,027


Total liabilities and partner          $  5,090,177    $  5,269,070
equity

                    AMRECORP REALTY FUND III
                STATEMENT OF INCOME AND EXPENSES
                           (UNAUDITED)

                                Quarter Ended      Quarter Ended
                                June 30, 1995      June 30, 1994
             INCOME
 Rentals                           $ 320,329           $ 309,407
 Other                                16,032              14,669

 Total                             $ 336,361           $ 324,076

            EXPENSES
 Salary & wages                       77,393              50,283
 Maintenance & repairs                73,237              58,675
 Utilities                            36,508              40,518
 Real estate taxes                    23,835              31,500
 General & administrative             16,375              14,104
 Insurance                             6,530               6,570
 Contract service                      8,187               6,587
                                   $ 242,065           $ 208,237

 Interest                          $  64,998           $  65,917

 Depreciation and amortization     $  66,926           $  64,926

 General partner fees:
 Property management fees          $  16,825           $  16,792

 Total expenses                    $ 390,814           $ 355,872

 Net income                        $ (54,453)          $ (31,796)


                               AMRECORP REALTY FUND III
                           STATEMENT OF INCOME AND EXPENSES
                                     (UNAUDITED)

                                  Year To Date        Year To Date
                                  June 30,1995        June 30,1994
            INCOME
 Rentals                            $  630,897          $  616,735
 Other                                  30,002              31,530

 Total                              $  660,899          $  648,265

 Expenses:
 Salaries & wages                      140,819              98,077
 Maintenance & repairs                 123,609              83,558
 Utilities                              77,949              74,136
 Real estate taxes                      47,835              63,000
 General & administrative               21,161              26,814
 Insurance                              13,676              12,482
 Contract service                       15,386              13,699
                                    $  440,435          $  371,766

 Interest                           $  130,223          $  154,100

 Depreciation and                   $  133,852          $  129,852
 amortization

 General partner fees:
 Property management fees           $   33,044          $   33,001

 Total expenses                     $  737,554          $  688,719


 Net income                         $  (76,655)         $  (40,454)


                    AMRECORP REALTY FUND III
            STATEMENT OF CHANGES IN PARTNER'S EQUITY
                THREE MONTHS ENDED JUNE 30, 1995

                                                    Special
                        Total        General        Limited        Limited
                                     Partner       Partners       Partners

Balance April 1,   $1,726,827     $ (139,046)   $ 2,193,233     $ (327,360)
      1995

Net income (loss)     (54,453)          (545)             0        (53,908)

   Distribution       (50,000)             0        (50,000)             0

Balance June 30,   $1,622,374     $ (139,591)   $ 2,143,233     $ (381,268)
      1995


                            AMRECORP REALTY FUND III

STATEMENT OF CASH FLOW
                                             For The Quarter
                                                   Ended
                                               JUNE 30, 1995
Cash flows from operating activities:
Net income (loss)                                  $ (54,453)
Adjustments to reconcile net income to
Cash provided by operations:
Depreciation and amortization                         64,926

Changes in assets and liabilities
Real estate taxes payable                             23,835
Escrow deposits                                      (27,464)
Amounts due affiliates                                10,870
Accounts payable and accrued expenses                 20,127
Security deposits                                      2,873
Other assets                                         (13,708)

Total adjustments                                  $  81,459


Net cash provided by operating activities          $  27,006

Cash flows provided by investing activities
Distribution to specisl limited partner              (50,000)
Net cash provided by investing activities          $ (50,000)

Cash flows provided by financing activities
Payments on mortgage payable                         (11,226)
Net cash provided by financing activities          $ (11,226)

Net increase (decrease) in cash
And cash equivalents                               $ (34,220)

Cash and cash equivalents
Begining of quarter                                   63,092

Cash and cash equivalents
End of quarter                                     $  28,872

Supplemental disclosure of cash flow
information:
Cash paid during the quarter for interest          $  64,998


                      AMRECORP REALTY FUND III

                  NOTES TO FINANCIAL STATEMENTS



Basis of Presentation:
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading.
Organization:
The Partnership was formed August 3O, 1985 by filing a Certificate of Limited Partnership under the Statutes of the State of Texas for the purpose of investing in income-producing real estate. The distribution of limited partnership interests commenced November 26, 1985, pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On May 5, 1986 the Partnership raised the minimum proceeds of $1,000,000. The sale of Fund III concluded on November 25, 1986 with sales of 2,128 interests.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

On July 31, 1986 the Partnership purchased the Las Brisas Apartments. The purchase provided for the sellers to receive cash at closing and notes totaling $660,000. On June 30, 1987 the principal balance due totaled $210,000. In order to obtain the necessary proceeds to finally retire these notes the General Partners offered 254 Units of the Partnership to two investors at the price of $200,660. No commissions were taken nor did the General Partner receive any fees in connection with these interests. The Partnership then obtained short term financing from Resource Savings Association totaling $260,000, bearing interest at the rate of 2% over prime and payable quarterly together with principal payments of $15,000 each. Security for the loan was provided by a $100,000 certificate of deposit and the personal guaranties of the Partnership's General Partners. The Resource Savings Association loan matured December 31, 1989. In September, 1991 Mr. Werra paid $40,750 in satisfaction of his personal guaranty of the Partnership Loan.

The Partnership defaulted in its debt obligations in August, 1988. The Partnership was forced to seek protection under Chapter 11 of the United States Bankruptcy Code in December, 1988 when negotiations with Aetna Life Insurance Company, ("Aetna") the holder of the two underlying first mortgage notes and Las Brisas Apartments, Ltd. and Abilene Associates, Ltd., the holders of respective wrap mortgage notes ("Wrap Note Holders") failed to provide any relief.

The Partnership emerged from bankruptcy on May 15, 199O, having negotiated a modification of its debt with it's major creditors. In June, 1989 an affiliate of the Individual General Partner provided $401,910.77 to bring the Aetna notes current. At the same time the Wrap Note Holders agreed to reduce the payments due on their respective wrap notes in order to mirror the payments made on the underlying Aetna notes. The term of each wrap note will be extended from July 31, 1995 to July 1, 2002 and July 1, 2OO7 respectively. The $401,910.77 note is collateralized by a junior mortgage on the property. In addition, the affiliate has the option to purchase the wrap notes for $85,OOO at any time prior to the respective maturity dates of the wrap notes. Commencing on July 1, 1992, payments on the notes reverted to the original amounts of $19,442 and $15,454.00. During the prior two years the Partnership deferred $214,460 in debt service payments. The modification gave the Partnership room to deal with the economic difficulties experienced in the market at that time.
In February, 1991, Amrecorp Realty Inc. resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the Partnership. Management of the Partnership's assets was transferred to Univesco, Inc., a Texas corporation, Robert J. Werra, President.

On November 12, 1993 the Partnership refinanced the property's secured debt with a 8.15%, ten year, mortgage loan from Lexington Mortgage Company. The loan proceeds a Real Estate Mortgage Investment Contract sponsored by Donaldson, Lufkin & Jenrette. The $3,250,000 mortgage loan provides for monthly payments of $41,500.00 based on an amortization schedule of 300 months with a final payment of the entire remaining principal balance in December, 2003. The proceeds of this new loan were used to pay off the $2,500,000 and $2,300,000 mortgage notes which previously held the first mortgage position. The old first mortgagee provided a discount of approximately ten percent of the outstanding principal balances of the two old notes. The balance of funds needed to retire the old notes (approximately $100,000) were provided by Robert J. Werra. In addition Robert J. Werra exercised his option in the property's wrap mortgage notes. The new lender prohibited subordinate debt. To meet this requirement the subordinate debt held by Mr. Werra was converted to a class of equity with the same terms and conditions as it possessed as debt. The wrap mortgage lender would not agree to the change in status so Mr. Werra paid $85,000 to complete his purchase of the wrap notes and now holds an equity position in the partnership as a special limited partner.

The partnership agreement was amended by vote of the limited partners to include the appointment of a new corporate general partner, LBAL, Inc., a Texas corporation wholly owned by Robert
J. Werra.

                             PART II
Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.


(a) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation                     Document Description

3                                       Certificate of Limited
                                        Partnership,incorporated by
                                        reference to Registration
                                        Statement No. 33-00152 effective
                                        November 26, 1985.

4
                                        Limited Partnership
                                        Agreement, incorporated
                                        by reference to
                                        Registration Statement
                                        No. 33-00152 effective
                                        November 26, 1985.

9                                       Not applicable.

10                                      None.

11                                      Not applicable.

12                                      Not applicable.

13                                      Not applicable.

18                                      Not applicable.

19                                      Not applicable.

22                                      Not applicable.

23                                      Not applicable.

24                                      Not applicable.

25                                      Power of Attorney,
                                        incorporated by
                                        reference to Registration
                                        Statement No. 33-00152 effective
                                        November 26, 1985.

28                                      None.


(b)  Report on Form 8-K for the quarter ended June 30, 1995.

1.                                      None.

                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


AMRECORP REALTY FUND III, A Texas
limited partnership





By:  /s/ Robert J. Werra

Robert J. Werra, General Partner



Date:  August 11, 1995