Form 10-Q/A
period 1995-06-30
AMRECORP REALTY FUND III
filed 1995-11-20
CIK 776813

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  2O549

                                   FORM 1O-Q

                  Quarterly Report Under Section 13 or 15(d)
	                  of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995	           	Commission file number 33-00152

                            AMRECORP REALTY FUND III

              (Exact name of registrant as specified in its charter)


             TEXAS                            75-2045888
(State or other jurisdiction of           (I.R.S Employer
 incorporation or organization)             Identification Number)

                       16415 Addison Road, Suite 2OO
		                       	Dallas, Texas  75248

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


                       							Yes: 	Y		No:

                     REGISTRANT IS A LIMITED PARTNERSHIP






PART II

Item 1.  	                     Legal Proceedings.
	                             	None

Item 2.  	                     Changes in Securities.
	                             	None

Item 3.                       	Defaults Upon Senior Securities.
	                             	None

Item 4.  	                     Submission of Matters to a Vote of
                               Security Holders.
                             		None

Item 5.                       	Other Information.
                              	None

Item 6.  	                     Exhibits and Reports on Form 8-K.

(a)	The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation						      Document Description

	3						                       Certificate of Limited Partnership,
                               incorporated by referenced to
                               Registration Statement No. 33-OO152
                               effective November 26, 1985.

	4						                       Limited Partnership Agreement,
                               incorporated by reference to
                               Registration Statement No. 33-OO152
                               effective November 26, 1985.

	9						                       Not applicable.

	1O			                         None.

	11			                         Not applicable.

	12				                        Not applicable.

	13						                      Not applicable.

	18						                      Not applicable.

	19						                      Not applicable.

	22						                      Not applicable.

	23						                      Not applicable.

	24						                      Not applicable.

	25						                      Power of Attorney, incorporated by
                               reference to Registration Statement
                               No. 33-OO152 effective November 26, 1985.

	27	                           Financial Data Schedule.

	28 						                     None.


(b)	Report on Form 8-K for the quarter ended June 30, 1995.

	1.						                      None.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMRECORP REALTY FUND III, A Texas
limited partnership




By:  /s/ Robert J. Werra
Robert J. Werra, General Partner
















Date:	August 11, 1995