Form 10-K
period 1995-12-31
AMRECORP REALTY FUND III
filed 1996-04-22
CIK 776813

                             FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           ANNUAL REPORT

 Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Fiscal Year ended December 31, 1995

                  Commission file number 33-00152

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934               (Fee Required)

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
       Exchange Act of 1934               (No Fee Required)


                    AMRECORP REALTY FUND III
                __________________________________

      (Exact name of registrant as specified in its charter)

              Texas                               75-2045888
  (State or Other Jurisdiction of              (I.R.S. Employer
  Incorporation or Organization)            Identification Number)

  6210 Campbell Road, Suite 140, Dallas, Texas           75248
  (Address of Principal Executive Offices)            (Zip Code)


 Registrant's Telephone Number, Including Area Code (214) 380-8000

    Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
    Title of Each Class                          on which Registered
             None                                         None

    Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Interests
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of Registrant's knowledge in definitive proxy or information to Statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

                Documents Incorporated by Reference

The Prospectus dated November 26, 1985 filed pursuant to Rule
424(b) as supplemented pursuant to Rule 424(c) on December 5, 1985.

PART I

Item 1. Business
- ----------------

    The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 3O, 1985 and amended on November 21, 1985. On December 31, 1995, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 277 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

     The Partnership was organized to acquire a diversified portfolio of income-producing real properties, primarily apartments, as well as office buildings, industrial buildings, and other similar properties

     The Partnership intends to continue until December 31, 2015 unless terminated by an earlier sale of its Properties.

     Univesco, Inc., a Texas corporation, wholly owned by Robert J. Werra, ("Univesco") manages the affairs of the Partnership. Univesco acts as the managing agent with respect to the Partnership's Properties. Univesco may also engage other on-site property managers and other agents, to the extent management considers appropriate. Univesco and the general partner make all decisions regarding investments in and disposition of Properties and has ultimate authority regarding all property management decisions.

     No material expenditure has been made or is anticipated for either Partnership-sponsored or consumer research and development activities relating to the development or improvement of facilities or services provided by the Partnership. There neither has been, nor are any anticipated, material expenditures required to comply with any federal, state or local environmental provisions which would materially affect the earnings or competitive position of the Partnership.

     The Partnership is engaged solely in the business of real estate investments. Its business is believed by management to fall entirely within a single industry segment. Management does not anticipate that there will be any material seasonal affects upon the operation of the Partnership.


Competition and Other Factors

The majority of the Property's leases are of six to twelve month terms. Accordingly, operating income is highly susceptible to varying market conditions. Occupancy and street rents are driven by general market conditions which include job creation, new construction of single and multi-family projects, and demolition and other reduction in net supply of apartment units.

Rents and occupancies have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

Item 2. Properties
- ---------------------

At December 31, 1995 the Partnership owned Las Brisas Apartment, a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately
19.11 acres of land.

The property is encumbered by a mortgage note payable in monthly installments of principal and interest through December 31, 2003, when a lump-sum payment of approximately $2,642,000 is due. For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see " Management`s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note 3 to Consolidated Financial Statements and Schedule Index contained in Item 8.


                          Occupancy Rates

                             Per Cent

                  1991     1992      1993     1994     1995
  Las Brisas     ------   ------    ------   ------   ------
                  86.6     87.6      89.9     90.3     92.4



Item 3.  Legal Proceedings
- -----------------------------

     The Partnership is not engaged in any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

     By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided and qualified in the Limited Partnership Agreement, limited partners have voting rights for, among other things, the removal of the General Partner and dissolution of the Partnership.

                           PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
- ------------------------------------------------------------------------------

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1987 aggregate subscriptions totaling $2,128,000 were received representing 2,382 Interests. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 1995 and 1994, the Special Limited Partner received distributions from the Partnership totaling $170,000 and $75,000, respectively.

An analysis of income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:



YEARS  INCOME   GAIN   LOSS   CASH DISTRIBUTED
 1986                  $186
 1987                   286          30
 1988                   310
 1989                   278
 1990                   231
 1991                   142
 1992
 1993           153     162
 1994    24
 1995                    5

Item 6.   Selected Financial Data
- ---------------------------------

The following table sets forth selected financial data regarding the Partnership's results of operations and financial position as of the dates indicated. this information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 hereof and Consolidated financial Statements and notes thereto contained in
Item 8.

                             Year Ended December 31,
                       (in thousands except unit amounts)

                        1995     1994     1993     1992    1991
                       ------   ------   ------   ------  ------
Limited Partner Units
  Outstanding          2,382    2,382    2,382    2,382  2,382


Statement of Operations
     Total Revenues    $1,390   $1,307   $1,194   $1,088   $992

Net Income (Loss)
 before extraordinary
 items                    (30)      20      (218)    (183)  (250)

Extraordinary Item-
 loss on extinguish-
 ment of debt               0        0       183        0    190

Net Income (Loss)         (30)      20       (35)     (183)  (60)

Net Income(Loss) per
 Limited Partnership
 Units                     (12)       8      (14)     (76)   (104)  (a)

Cash Distributions to
 Limited Partners            0        0        0        0      0


Balance Sheet:

  Real Estate, net        4,604    4,789    4,965    5,123  5,321

  Total Assets            5,010    5,269    5,327    5,192  5,367

  Mortgages Payable       3,163    3,209    3,250    4,850  4,850

  Partner's Equity
   (Deficit)              1,549    1,749    1,804    (244)   (62)



   (a) Income was reallocated in accordance with 704(b) and the regulations promulgated thereunder of the Internal Revenue Code of 1986 as amended

Item 7.  Management Discussion and Analysis of Financial Conditions
 and Results of Operations
- ---------------------------------------------------------------------

This discussion should be read in conjunction with Item 6- Selected Financial Data and Item 8 - Financial Statements and Supplemental
Information .

Results of Operations: 1995 VERSUS 1994 -

Revenue from Property Operations increased $83,964 or 6.4% as compared to 1994, principally due to an increase in rents and occupancy resulting from improvements in the apartment rental markets in Abilene, Texas.

Property operating expenses for 1995 decreased $133,212 or 10.3%.Payroll increases were primarily the result of cost of living increases and additional uses of contract labor. Repair and maintenance expenses increased primarily due to mandated repairs and in bringing additional units on line. Interest expense decreased by $3,882 from 1994 due to normal principal amortization. Depreciation and amortization expense increased due to $68,867 in improvements, principally appliances and other improvements to apartment units. Property management fees are paid to an affiliated entity and represents 4% of gross operating revenues (see Note 4 to Consolidated Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

       Payroll                                       41,346
       Utilities                                      8,681
       Real estate taxes                             (6,179)
       Repairs and maintenance                       69,798
       General  and administrative                   13,134
       Interest                                      (3,882)
       Depreciation and amortization                  6,116
       Management fee                                 4,198
                                                   --------
         Total Increase (Decrease) in Operating
               Expenses                            $133,212
                                                   ========

RESULTS OF OPERATIONS;  1994 VERSUS 1993-

Revenue from property operations for 1994 increased $112,593 or 9.4% as compared to 1993, principally due to an increase in rents and occupancy resulting from improvements in the apartment rental markets in Abilene, Texas.

Property operating expenses for 1994 decreased $124,467 or 8.9 %. Payroll increases were primarily the result of cost of living increases. Repair and maintenance expenses increased primarily due to mandated repairs and reserves as a result of commitments imposed by covenants in refinancing loan documents and in bringing additional units on line. Interest Expense decreased by $167,485 from 1993 due to refinancing of the mortgage on November 12, 1993. The new note is an 8.15%, ten year mortgage loan from Lexington Mortgage Company. The loan proceeds were obtained through a Real Estate Mortgage Investment Company sponsored by Donaldson, Lufkin & Jenrette. The $3,250,000 mortgage loan provides for monthly payments of $25,408 based on an amortization schedule of 300 months with a final payment of the entire remaining principal balance on December 1, 2003.

The proceeds of this new loan were used to pay off the $2,500,000 and $2,300,000 mortgage notes which previously held the first mortgage position. The old first mortgage provided a discount of approximately ten percent (10%) of the outstanding balances of the two old notes. The balance of funds needed to retire the old notes (approximately $100,000) were provided by an affiliate of the General Partner. Depreciation and amortization expense increased $10,752 over 1993. The increase is partially due to $71,602 in improvements, principally appliances and other improvements to apartment units. Property management fees are paid to an affiliated entity and represent 4% (5% prior to November 15, 1993), of gross operating revenues (see Note 4 to Consolidated Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):


        Payroll                                         26,554
        Utilities                                       (6,122)
        Real estate taxes                                   35
        Repairs and maintenance                         15,881
        General  and administrative                     (9,712)
        Interest                                      (167,485)
        Property management fee                          5,630
        Depreciation and amortization                   10,752
                                                    ----------
         Total Increase (Decrease) in Operating
              Expenses                               ($124,467)
                                                    ==========

Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this assets should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 1995, the Partnership had $35,124 in cash and cash equivalents as compared to $72,051 as of December 31, 1994. The net decrease in cash of $36,927 is principally due to the net loss from operations and distributions on special limited partner equity (see Note 4 to Consolidated Financial Statements and
Schedule Index contained in Item 8.). Additional uses of cash were for the property additions described above.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,163,388 as of December 31, 1995. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2000, are $48,877, $53,012, $57,498, $62,363 and $67,640, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments ( excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $2,023,233 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1995 and 1994, the Special Limited Partner received distributions from the Partnership totaling $170,000 and $75,000, respectively.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE
INDEX
- ---------------------------------------------------------------------------

                                                               Page

INDEPENDENT AUDITORS' REPORT                                    10

BALANCE SHEETS                                                  11

STATEMENTS OF OPERATIONS                                        12

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                        13

STATEMENTS OF CASH FLOWS                                        14

NOTES TO FINANCIAL STATEMENTS                                 15-18

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION       19-20

INDEPENDENT AUDITORS' REPORT

To the General Partner
   and Limited Partners
Amrecorp Realty Fund III
Dallas, Texas

We have audited the balance sheets of Amrecorp Realty Fund III (a Texas limited partnership) (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Amrecorp Realty Fund III at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, during 1995, the Partnership adopted
Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

DELOITTE & TOUCHE LLP

Dallas, Texas
February 9, 1996

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- ---------------------------------------------------------------------------

ASSETS                                           1995              1994

INVESTMENTS IN REAL ESTATE, AT COST (Note 3):
   Land                                       $1,000,000        $1,000,000
   Buildings and improvements                  6,084,005         6,015,138
                                              -----------       -----------

                                               7,084,005         7,015,138

   Less accumulated depreciation              (2,479,835        (2,226,012)
                                             ------------      -------------

                                               4,604,170         4,789,126

CASH AND CASH EQUIVALENTS                         35,124            72,051

ESCROW DEPOSITS                                  135,501           127,666

CAPITAL REPLACEMENT RESERVE (Note 3)             144,515           189,444

LIQUIDITY RESERVE (Note 3)                        78,833            78,068

OTHER ASSETS                                      12,220            12,715
                                             -----------       -----------
TOTAL                                         $5,010,363        $5,269,070
                                             ============      ============

LIABILITIES AND PARTNERS' EQUITY

MORTGAGE PAYABLE (Note 3)                     $3,163,388        $3,208,542

ACCRUED INTEREST PAYABLE                          21,485            21,791

ACCOUNTS PAYABLE                                  26,298            39,030

REAL ESTATE TAXES PAYABLE                         89,159            95,338

DUE TO AFFILIATES (Note 4)                       126,510           124,138

SECURITY DEPOSITS                                 34,193            31,204
                                              -----------      ------------
                                               3,461,033         3,520,043

PARTNERS' EQUITY                               1,549,330         1,749,027
                                              -----------      ------------
TOTAL                                        $ 5,010,363       $ 5,269,070
                                            =============     =============


See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------

                                            1995        1994       1993

INCOME:
   Rentals                                $1,328,532 $1,228,639  $1,131,982
   Other                                      62,391     78,320      62,384
                                          ---------- ----------  ----------
           Total income                    1,390,923  1,306,959   1,194,366

OPERATING EXPENSES:
   Payroll                                   285,826    244,480     217,926
   Utilities                                 156,904    148,223     154,345
   Real estate taxes                          89,159     95,338      95,303
   Repairs and maintenance                   229,321    159,523     143,642
   General and administrative                 76,607     63,473      73,185
   Interest                                  259,434    263,316     430,801
   Depreciation and amortization             253,823    247,707     236,955
   Management fees (Note 4)                   69,546     65,348      59,718
                                          ----------  ---------   ---------
           Total operating expenses        1,420,620  1,287,408   1,411,875
                                          ----------  ---------   ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                     (29,697)     19,551   (217,509)

EXTRAORDINARY ITEM, Gain on forgiveness
   of debt (Note 3)                                                182,796
                                          ----------  ---------  ---------
NET INCOME (LOSS) (Note 5)                 ($29,697)    $19,551   ($34,713)
                                          ==========  =========  =========
NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT:
   Income (loss) before extraordinary
    item                                     (12.48)       8.13     (90.40)
   Gain on forgiveness of debt                                      (75.97)
                                          ---------    ---------  --------
NET INCOME (LOSS) PER UNIT                  ($12.48)      $8.13    ($14.43)
                                          =========    =========  ========

LIMITED PARTNERSHIP UNITS OUTSTANDING          2,382      2,382       2,382
                                          ==========   ========    ========

See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- -----------------------------------------------------------------------------
                                               Special
                                  General     Limited     Limited
                                  Partner    Partners   Partners     Total

BALANCE, JANUARY 1, 1993          $45,734          $0   ($290,371) ($244,637)


   Contributions (Note 4)                   2,268,233               2,268,233

   Distributions (Note 4)       (184,407)                           (184,407)

   Net loss                         (347)           0     (34,366)   (34,713)
                              -----------  ----------   ----------  ---------
BALANCE, DECEMBER 31, 1993      (139,020)   2,268,233    (324,737)  1,804,476


   Distributions                              (75,000)                (75,000)

   Net income                        196            0      19,355      19,551
                               -----------  ----------   ----------  --------

BALANCE, DECEMBER 31, 1994      (138,824)   2,193,233    (305,382)  1,749,027


   Distributions                             (170,000)               (170,000)

   Net loss                         (297)           0     (29,400)    (29,697)
                                ----------  ----------   ---------- ----------

BALANCE, DECEMBER 31, 1995      ($139,121)  $2,023,233   ($334,782) $1,549,330
                                ==========  ==========   ==========  =========

See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------
                                            1995      1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($29,697)    $19,551    ($34,713)
  Adjustments to reconcile net income
(loss) to cash

    provided by operating activities:
    Depreciation and amortization          253,823    247,707      236,955
    Gain on forgiveness of debt                                   (182,796)
    Change in assets and liabilities:
       Escrow deposits                      (7,835)  (102,960)      (6,480)
       Other assets                            495     (3,177)        (301)
       Accrued interest payable               (306)      (283)     (15,605)
       Security deposits                     2,989      4,369        2,790
       Accounts payable                    (12,732)   (16,243)      21,627
       Real estate taxes payable            (6,179)    95,338            0
                                          ---------  ---------    ---------
                                           230,255    224,751       56,190
                                          ---------  ---------    ---------
       Net cash provided by operating
         activities                        200,558    244,302       21,477
                                         ---------  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital replacement reserve              44,929    (88,844)    (100,600)
   Investments in real estate              (68,867)   (71,602)     (78,970)
                                          ---------  ---------    ---------
       Net cash used in investing
         activities                        (23,938)  (160,446)    (179,570)
                                          ---------  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgages and notes
    payable                                (45,154)   (41,458)  (2,985,166)
   Net proceeds from (payments on)
    amounts due affiliates                   2,372    (44,590)      79,307
   Liquidity reserve                          (765)    (2,868)     (75,200)
   Distributions                          (170,000)   (75,000)
   Additions to mortgages and notes
    payable                                                      3,250,000
                                        ----------  ---------   ----------
        Net cash provided by (used in)
           financing activities          (213,547)  (163,916)      268,941
                                         ----------  ---------   ----------
NET INCREASE (DECREASE) IN CASH           (36,927)   (80,060)      110,848

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                  72,051    152,111       41,263
                                         ----------  ---------   ----------
CASH AND CASH EQUIVALENTS, END OF YEAR     $35,124    $72,051     $152,111
                                         ==========  =========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the year for
    interest                              $259,740   $263,599     $446,406
                                        ==========  =========   ==========

   Noncash contributions to partnership   $   -      $   -      $2,268,233
                                         ==========  =========   ==========
   Noncash distribution to general
     partner                              $   -      $   -        $184,407
                                         ==========  =========   ==========

See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ---------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Accounting - Amrecorp Realty Fund III (a Texas limited partnership) (the "Partnership") maintains its books and prepares its income tax returns using the accrual income tax basis of accounting. Memo adjustments have been made in preparing the accompanying financial statements in accordance with generally accepted accounting principles (see Note 5). The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership. The financial statements do not include any assets, liabilities, revenues or expenses attributable to the partners' individual activities.

   Property and Equipment - Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets which are five years for improvements and 25 years for buildings. The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, Partnership management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the financial statements of the Partnership.

   Syndication Costs - Costs or fees incurred to raise capital for the Partnership are netted against the respective partners' equity accounts.

   Revenue Recognition - The Partnership has leased substantially all of its investment in real estate (apartment building) under operating leases for periods generally less than one year.

   Income Taxes - No provision has been made for income taxes, since these taxes are the responsibility of the individual partners. For tax purposes, the basis of the Partnership assets is $2,854,000 at December 31, 1995.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

   Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

2. PARTNERSHIP

   General - The Partnership was formed on August 30, 1985, under the Texas Uniform Limited Partnership Act, for the purpose of acquiring, maintaining, developing, operating and selling buildings and improvements. The Partnership owns and operates an apartment property in Abilene, Texas. The Partnership will be terminated by December 31, 2015, although this date can be extended if certain events occur.

   LBAL, Inc., a Texas corporation wholly owned by Mr. Robert J. Werra, is the general partner; Mr. Werra is the first special limited partner and third special limited partner. An affiliate of the general partner is the second special limited partner.
   An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were issued and outstanding during the years ended December 31, 1995, 1994 and 1993. Under the terms of the partnership agreement, no additional limited partner units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as outlined above.

   Allocation of Net Income (Loss) and Cash - Net income and net operating cash flow as defined in the partnership agreement are allocated first to the limited partners in an amount equal to a distribution preference (as defined) on capital contributions from the first day of the month following their capital contribution and thereafter generally 10% to the general partner and 90% to the limited partners. Net loss is allocated 1% to the general partner and 99% to the limited partners.

   Net income from the sale of property is allocated first, to the extent there are cumulative net losses, 1% to the general partner and 99% to the limited partners; second, to the limited partners in an amount equal to their distribution preference as determined on the date of the partners' entry into the Partnership; and thereafter 15% to the general partner and 85% to the limited partners.

   Cash proceeds from the sale of property or refinancing are allocated first to the limited partners to the extent of their capital contributions and distribution preference as determined on the date of the partners' entry into the Partnership and thereafter 15% to the general partner and 85% to the limited partners.

   All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to the special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. Any additional available cash will be distributed in accordance with the partnership agreement.
   During 1995 and 1994, distributions of $170,000 and $75,000, respectively, were made to the special limited partners in accordance with this agreement.

3. MORTGAGE PAYABLE

   The mortgage payable at December 31, 1995 and 1994, consisted of an 8.15% mortgage note which is payable in monthly principal and interest installments of $25,408 through December 2003, at which time a lump-sum payment of approximately $2,642,000 is due.

   The mortgage payable, which had a balance of $3,163,388 and $3,208,542 as of December 31, 1995 and 1994, respectively, is collateralized by the investments in real estate.

   During 1993, the Partnership repaid the then existing mortgage notes with proceeds obtained from a $3,250,000, 8.15% mortgage note and certain contributions by the special limited partners. As part of this transaction, a gain on forgiveness (net of direct costs to refinance the debt instruments of $193,710) of $130,537 was recorded.

   Also during 1993, a note payable of $49,477 was forgiven by the creditor. The entire amount of the note and accrued interest of $2,782 was recorded as a gain on forgiveness.

   The following sets forth the required principal payments due under the Partnership's mortgage for the next five years and thereafter:

1996                                                   $48,877
1997                                                    53,012
1998                                                    57,498
1999                                                    62,363
2000                                                    67,640
Thereafter                                           2,873,998


   In conjunction with its mortgage payable, the Partnership is required to fund a liquidity reserve and a capital replacement reserve. Both reserves are refundable to the Partnership.

4. RELATED PARTY TRANSACTIONS

   The Partnership has an agreement with Univesco, Inc. (Univesco), an affiliated entity, for the management of its project under which Univesco receives 4% (5% prior to November 15, 1993) of the gross revenues from operations as a property management fee. Beginning November 15, 1993, Univesco receives a Partnership fee equal to 1% of gross revenues from operations to be paid from Excess Property Income, as defined in the loan agreement. The following schedule represents the amounts included as management and Partnership fees recorded by the Partnership:

                                        1995       1994      1993

Property management fees               $55,637   $52,278   $58,225
Partnership fees                        13,909    13,070     1,493

   Upon sale of a property, the Partnership will pay a real estate commission to the general partner or their affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price.

   The Partnership has been advanced funds from Univesco to pay operating expenses. In September 1990, the Partnership entered into a formal note agreement for certain advances in the amount of $184,407. During 1990, the note was assigned to the general partner. Effective January 1, 1991, the general partner relieved the Partnership of its obligation to repay these amounts, resulting in a gain on forgiveness of debt which, in accordance with the partnership agreement, was allocated entirely to the general partner during 1991. As of January 1, 1993, this note was reinstated on the Partnership's financial statements at a face value of $184,407. The Partnership accounted for this as a distribution to the general partner. In November 1993, the general partner assigned this note to the Partnership, for which the Partnership recorded a contribution to special limited partner equity with a corresponding decrease to mortgages and notes payable. No interest expense was incurred on this note during 1992 or 1993.

   In November 1993, an affiliate of the general partner assigned a $401,911 note payable to the Partnership, for which the Partnership recorded a contribution to special limited partner equity with a corresponding decrease in notes payable to affiliates. During 1993, interest expense incurred on this note through the date of the assignment was $34,575.

   In 1989, the general partner obtained an option to purchase the underlying wraparound mortgage notes. This option was exercised in 1993, and the mortgage notes were assigned to the Partnership. The assignment was recorded as a $1,573,408 contribution to special limited partner equity with a corresponding decrease to mortgages and notes payable.

   In connection with the November 1993 debt refinancing, the first special limited partner paid closing costs of approximately $108,507 on behalf of the Partnership. The Partnership recorded this transfer as a contribution to special limited partner equity.

5. RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

   If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principles, the excess of expenses over revenues for 1995 would have been as follows:

Net loss per accompanying financial statements        $(29,697)
Add - book basis depreciation expense using straight-
 line method                                           253,823
Deduct - income tax basis amortization of loan costs (19,705) Deduct - income tax basis depreciation expense using
 ACRS method                                          (215,404)
                                                      --------
Excess of expenses over revenues, accrual income tax
 basis                                                $(10,983)
                                                     =========

6. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments, which are excluded from the scope of SFAS No. 107

   Management has reviewed the carrying values of its mortgage payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that its carrying value approximates its estimated fair value as of December 31, 1995.

   As of December 31, 1995, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

 AMRECORP REALTY FUND III
 (A Texas Limited Partnership)

 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
 DECEMBER 31, 1995
- -----------------------------------------------------------------------------
                         Initial Cost to Partnership
                        -----------------------------
                                              Buildings        Total Cost
                            Encum-               and          Subsequent to
      Description          brances   Land    Improvements      Acquisition

     Twenty-eight two-
     story apartment
     buildings of
     concrete block
     construction with
     brick veneer,
     stucco and wood
     siding exterior,
     and composition
     shingled roofs
     located in
     Abilene, Texas     (b)     $1,000,000     $5,721,811       $362,194
                              =============    ===========    ===========

(continuation of above schedule below)


      Gross Amounts at Which
      Carried at Close of Year
- -----------------------------------
             Buildings
               and                  Accumulated       Date of         Date
 Land      Improvements    Total    Depreciation    Construciton    Acquired
                           (c)(d)       (c)
                                                       Complete at
 $1,000,000   $6,084,005  $7,084,005   $2,479,835    date acquired    7/31/86
 ==========   ==========  ==========   ==========   ==============   ========


(Continuation of above schedule below)


     Life On Which
     Depreciation
     Is Computed

        (a)

See notes to Schedule III.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued) DECEMBER 31, 1995

NOTES TO SCHEDULE III:

(a)See Note 1 to financial statements outlining depreciation methods and lives.

(b)See description of mortgages and note payable in Note 3 to the financial statements.

(c)Reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993.


                                        Investments in  Accumulated
                                          Real Estate   Depreciation

     BALANCE, JANUARY 1, 1993             $6,864,566      $1,741,350


        Additions during the year:
          Acquisitions                        78,970
          Depreciation expense                               236,955
                                          -----------    ------------
     BALANCE, DECEMBER 31, 1993            6,943,536       1,978,305

        Additions during the year:
          Acquisitions
                                              71,602
          Depreciation expense
                                                             247,707
                                          -----------    ------------
     BALANCE, DECEMBER 31, 1994
                                           7,015,138       2,226,012

        Additions during the year:
           Acquisitions                       68,867
           Depreciation expense                              253,823
                                          ----------     -----------
     BALANCE, DECEMBER 31, 1995           $7,084,005      $2,479,835
                                          ==========     ===========

(d)Aggregate cost of real estate for federal income tax purposes is $5,634,005.

Item 9. Disagreements on Accounting and Financial Disclosure
- --------------------------------------------------------------

     The Registrant has not been involved in any disagreements on accounting and financial disclosure.


                                 PART III


Item 10. Directors and Executive Officer of the Partnership
- -------------------------------------------------------------
     The Partnership itself has no officers or directors. LBAL, Inc., a Texas Corporation, which is wholly owned by Robert J. Werra, is the General Partner of the Partnership.

     Robert J. Werra, 54, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 198O, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.


Item 11. Management Remuneration and Transactions
- -----------------------------------------------------
     As stated above, the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of Partnership income and loss and up to 15% of Net Proceeds received from sale or refinancing of Partnership properties (after return of Limited Partner capital contributions and payment of a 6% Current Distribution Preference thereon).

     The Partnership Agreement allows for a management fee of five percent (5%) of the gross income from operations. In connection with the new loan obtained from Lexington Mortgage Company, Univesco, Inc. entered into a management agreement that pays Univesco, Inc., an affiliated company, four percent (4%) of the monthly gross income from operations. The Partnership's obligation to pay an additional one percent (1%) of the monthly gross income from operations shall be paid by the Partnership from Excess Property Income, as that term is defined in the Loan Agreement between Lexington Mortgage Company and the Partnership dated November 12, 1993. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at pages 18-20 and "Allocation of Net Income and Losses and Cash Distributions" at pages 49-51 of the Prospectus as supplemented, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on May 2, 1983.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -------------------------------------------------------------------------

     (a)

Title of Class      Name and Address   Amount and Nature    Percent of

Limited             William E. Kreger        $300,000          14.79%
Partnership         3301 Biddle Ave. #1101
Interest            Wyandette, MI  48192

                    Juanita L. Werra         $100,330           4.71%
                    5881 Prestonview Blvd.
                    #143
                    Dallas, TX  75243

                    Monty L. Parker          $100,330           4.71%
                    9144 North Silver Brook Lane
                    Brown Deer, WI  53223

     (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partner is responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners. The following persons performing functions similar to those of officers and directors of the partnership own units of limited partnership interest in the partnership.

Title of            Name and Address     Amount and Nature      Percent of
Class            of Beneficial Owner   of Beneficial Ownership     Class

Limited             Robert J. Werra             $5,000             .23%
Partnership         6210 Campbell Road, Suite 140
Interest            Dallas, TX  75248

     (c) There is no arrangement, known to the Partnership, which may, at a subsequent date, result in a change in control of the Partnership.


Item 13. Certain Relations and Related Transactions
- ----------------------------------------------------
     As stated in Item 11., the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the general partner receives 1% of partnership income and loss and up to 15% of Net Proceeds received from the sale or refinancing of Partnership Properties (after return of Limited Partner capital contributions and payment of a Current Distribution Preference thereon).

     Univesco, Inc. (an affiliate of the General Partner), is entitled to receive a management fee with respect to the Properties. For residential Properties (including all leasing and releasing fees and fees for leasing-related services), the lesser of 5% of gross receipts of the Partnership from such Properties or an amount which is competitive in price and terms with other non-affiliated persons rendering comparable services which could reasonably be made available to the Partnership. The Partnership is also permitted to engage in various transactions involving affiliates of the general partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at pages 18-2O and "Allocation of Net Income and Losses and Cash Distributions" at pages 49-51 of the definitive Prospectus, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on November 26, 1985 and incorporated herein by reference.

                                  PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
- ---------------------------------------------------------------------------

          (A)  1.   Financial Statements

               The financial statements of Amrecorp Realty Fund III are included in Part II, Item 8.

               2.   Financial Statements and Schedules

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is presented in the financial statements or related notes, and therefore have been omitted.

               3.   Exhibits

               None.

          (B)  Reports on Form 8-K for the quarter ended December 31, 1995.

               None.

          (C)  Exhibits

               3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 33-OO152 effective November 26, 1985.

               4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 33-OO152 effective November 26, 1985.

               9.   Not Applicable.

              1O.  None.

              11.  Not Applicable.

              12.  Not Applicable.

              13.  Not Applicable.

              18.  Not Applicable.

              19.  Not Applicable.

              22.  Not Applicable.

              23.  Not Applicable.

              24.  Not Applicable.

              25. Power of Attorney, incorporated by reference to Registration Statement No. 33-OO152 effective November 26, 1985.

              28.  None.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMRECORP REALTY FUND III

                                   LBAL, Ltd., General Partner


                                   By: /s/Robert J. Werra
                                      ------------------------
                                      Robert J. Werra, President



April 10, 1996