Form 10-Q
period 1996-03-31
AMRECORP REALTY FUND III
filed 1996-05-14
CIK 776813

             SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1996        Commission file number 33-00152

                  AMRECORP REALTY FUND III

   (Exact name of registrant as specified in its charter)

                TEXAS                            75-2045888
   (State or other jurisdiction of             (IRS Employer
    incorporation or organization          Identification Number)

                6210 Campbell Road Suite 140
                      Dallas, Texas  75248

          (Address of principal executive offices)


Registrant's telephone number, including area code:  (214)380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:  Y        No:


             REGISTRANT IS A LIMITED PARTNERSHIP

                    TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

Consolidated Balance Sheet as of March 31, 1996 and
December 31, 1995                                         Page 3

Consolidated Statements of Operations for the Three
Months Ended March 31, 1996 and 1995
                                                          Page 4

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 1996 and 1995                             Page 5

Notes to Consolidated Financial Statement                 Page 6

Item 2.  Results of Operations and Management's Discussion
and Analysis of Financial Condition                       Page 7

Liquidity and Capital Resources                           Page 8

Other Information                                         Page 9

Signatures                                                Page 10


The statements, insofar as they relate to the period subsequent to December 31, 1995, are Unaudited.

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets

                                       March 31,       December 31,
                                         1996              1995
                                      (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                      $1,000,000        $1,000,000
Buildings and improvements                 6,084,005         6,084,005
                                           7,084,005         7,084,005
  Less: Accumulated depreciation         (2,543,835)       (2,479,835)
                                           4,540,170         4,604,170

Cash including cash investments               63,948            35,124
Escrow deposits                               73,364           135,501
Capital replacement reserve                  101,838           144,515
Liquidity reserve                             78,833            78,833
Other assets                                   5,430            12,220
             TOTAL ASSETS                 $4,863,583        $5,010,363


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable                $3,151,458        $3,163,388
Note Payable -  Affiliates                   109,877           126,510
Real estate taxes payable                     23,138            89,159
Security deposits                             36,632            34,193
Accounts payable &  accrued                   52,386            47,783
expenses

                                           3,373,491         3,461,033
Partners Capital (Deficit)
Limited Partners                           1,629,326         1,688,451
General  Partner                           (139,234)         (139,121)

Total Partners Capital (Deficit)           1,490,092         1,549,330


Total Liability And  Partners             $4,863,583        $5,010,363
Equity


  See notes to Condensed Consolidated Financial Statements

                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)


                                          Three Months
                                             Ended
                                           March 31,
REVENUES                                 1996             1995

Rental income                              $350,895        $310,568
Other property                               14,327          13,970
          Total revenues                    365,222         324,538

EXPENSES
Salaries & wages                             62,876          63,426
Maintenance & repairs                        65,255          50,372
Utilities                                    35,705          41,441
Real estate taxes                            23,400          24,000
General administrative                       15,598           4,786
Contract services                            19,561           7,199
Insurance                                     6,791           7,145
Interest                                     64,293          65,224
Depreciation and amortization                64,000          66,926
Property management fees                     19,067          16,219
          Total expenses                    376,546         346,738


NET INCOME (LOSS)                         ($11,324)       ($22,200)


NET INCOME PER SHARE                   $     (4.75)    $     (9.32)



  See Notes to Condensed Consolidated Financial Statements

                  AMRECORP REALTY FUND III

       Condensed Consolidated Statement of Cash Flows

                                            Three Months Ended
                                                March 31,
                                            1996       1995

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                            ($11,324)    ($22,200)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                 64,000    62,000
  Net Effect of changes in operating
  accounts
  Escrow deposits                               62,137    (41,791)
  Capital replacement reserve                   42,677     84,606
  Accrued real estate taxes                    (66,021)   (71,338)
  Security deposits                              2,439     (1,409)
  Accounts payable                               4,603    (13,116)
  Other assets                                   6,790      7,145
   Net cash provided by operating activites    105,301      3,897

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayment of mortgage notes payable          (11,930)   (10,999)
  Note payable - affiliates                    (16,633)    (1,857)
  Distribution to special limited partner      (47,914)         0

  Net cash used by investing activities        (76,477)   (12,856)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     28,824    (8,959)
CASH AND CASH EQUIVALENTS, BEGINNING OF PEIOD    35,124     72,051


CASH AND CASH EQUIVALENTS, END OF PERIOD        $63,948    $63,092


  See Notes to Condensed Consolidated Financial Statements


Basis of Presentation:

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION


Results of Operations
At March 31, 1996 the Partnership owned Las Brisas
Apartment, a 376 unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

Revenue from property operations increased $40,684, or 13.01%, for the first quarter of 1996, as compared to the first quarter of 1995. Increased occupancy from 80.4% in the first quarter of 1995 to 90.2% in the first quarter of 1996 accounted for this increase in rental income or $40,327 or 13.65%.

The following table illustrates the components

                        INCREASE
                       (DECREASE)
                         -------

Rental income             40,327
Other property               357
                         -------
                          40,684
                         =======

Property operating expenses: increased $35,169 or 8.63%from the first quarter of 1995 to first quarter of 1996.

     Maintenance and repair increased by $14,883 or 26.59% due primarily to "make ready" expenditures necessitated by the increased occupancy.

     Utilities decreased by $5,736 or 15.39% due primarily to decreased water charges following repairs to underground plumbing system.

     General administrative increased $10,812 or 87.52% due primarily to increased accounting and advertising expenses.

     The increase in contract services of $12,362 or 173.04% is substantially the result of absorbing the cost of cable television provided to residents.

     The increase in property management fees of $2,848 or 17.47% is related to the increase in rental income.

The following table illustrates the components by category:

                                           Increase
                                          (Decrease)
                                           ---------
  Salaries & wages                           (550)
  Maintenance & repairs                    14,883
  Utilities                                (5,736)
  Real estate taxes                          (600)
  General administrative                   10,812
  Contract services                        12,362
  Insurance                                  (354)
  Interest                                   (931)
  Depreciation and amortization            (2,926)
  Property management fees                  2,848
                                           ------
  Net Increase (Decrease)                  29,808
                                           ======

 LIQUIDITY AND CAPITAL RESOURCES

     On July 31, 1986 the Partnership purchased the Las Brisas Apartments. The purchase provided for the sellers to receive cash at closing and notes totaling $660,000. On June 30, 1987 the principal balance due totaled $210,000. In order to obtain the necessary proceeds to finally retire these notes the General Partners offered 254 Units of the Partnership to two investors at the price of $200,660. No commissions were taken nor did the General Partner receive any fees in connection with these interests. The Partnership then obtained short term financing from Resource Savings Association totaling $260,000, bearing interest at the rate of 2% over prime and payable quarterly together with principal payments of $15,000 each. Security for the loan was provided by a $100,000 certificate of deposit and the personal guaranties of the Partnership's General Partners. The Resource Savings Association loan matured December 31,1983. In September, 1991 Mr. Werra paid $40,750 in satisfaction of his personal guaranty of the Partnership loan.

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

     The Partnership emerged from bankruptcy on May 15, 1990, having negotiated a modification of its debt with it's major creditors. In June, 1989 an affiliate of the individual General Partner provided $401,910.77 to bring the Aetna notes current. At the same time the Wrap Note Holders agreed to reduced to reduced the payments due on their respective wrap notes in order to mirror the payments made on the underlying Aetna notes. The term of each wrap note will be extended from July 31, 1995 to July 1, 2002 and July 1, 2007 respectively. The $401,910.77 note is collateralized by junior mortgage on the property. In addition, the affiliate has the option to purchase the wrap notes for $85,000 at any time prior to the respective maturity dates of the wrap notes.

     Commencing on July 1,1992, payments on the notes reverted to the original amounts of $19,442 and $15,454.
During the prior two years the Partnership deferred $214,460 in debit service payments The modification gave the Partnership room to deal with the economic difficulties experienced in the market at the time.

     In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, President.

     On November 12, 1993 the Partnership refinanced the property's secured debt with a 8.15%, ten year, mortgage loan from Lexington Mortgage Company. The loan proceeds a Real Estate Mortgage Investment Contract sponsored by Donaldson, Lufkin & Jenrette. The $3,250,000 mortgage loan provides for monthly payments of $41,5000 based on an amortized schedule of 300 months with a final payment of the entire remaining principal balance in December, 2003. The proceeds of this new loan were used to pay off the $2,500,000 and $2,300,000 mortgage notes which previously held the first mortgage position. The old first mortgagee provided a discount of approximately ten percent of the outstanding principal balances of two old notes. The balance of funds needed to retire the old notes (approximately $100,000) were provided by Robert J. Werra. In addition Robert J. Werra exercised his option in the property's wrap mortgage notes. The new lender prohibited subordinate debt. To meet this requirement the subordinate debt held by Mr. Werra was converted to a class of equity with the same terms and conditions as it possessed as debt. The wrap mortgage lender would not agree to the change in status so Mr. Werra paid $85,000 to complete his purchase of the wrap notes and now holds an equity position in the partnership as a special limited partner.

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

     As of March 31, 1996, the Partnership had $63,948 in cash and cash equivalents as compared to $35,124 as of December 31, 1995. The net increase in cash of $28,824 is principally due to positive cash flow from operations, decreased in the escrow balance and capital replacement reserve, offset by increased in accrued real estate taxes, repayment of mortgage notes and amounts due to affiliates, as well as distributions on special limited partner equity

     The property is encumbered by a non-recourse mortgage with a principal balance of $3,151,458 as of March 31, 1996. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2000, are $48,877, $53,012, $57,498, $62,363 and $67,640, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments ( excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $2,023,233 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1995 and 1994, the Special Limited Partner received distributions from the Partnership totaling $170,000 and $75,000, respectively.

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

Item 4.        Submission of Matters to a vote of Security Holders.
               None

Item 5.        Other Information.
               None

Item 6.        Exhibits and Reports on Form 8-K.

(A)  The following documents are filed herewith or
  incorporated herein by reference as indicated as Exhibits:
Exhibit Designation                     Document Description

     3 Certificate of Limited Partnership, incorporated by reference to Registration Statement
                                   No. 33-00152 effective November 26, 1985.

     4 Certificate of Limited Partnership, incorporated by reference to Registration Statement
                                   No. 33-00152 effective November 26, 1985

     9                             Not Applicable.
     10                            None.
     11                            Not Applicable.
     12                            Not Applicable.
     13                            Not Applicable.
     18                            Not Applicable.
     19                            Not Applicable.
     22                            Not Applicable.
     23                            Not Applicable.
     24                            Not Applicable.
     25                            Power of Attorney, incorporated by
                                   reference to Registration Statement
                                   No. 33-00152 effective November 26, 1985

     28                            None.
(B)       Reports on Form 8-K for quarter ended March 31, 1996.
     1.                            None

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERCORP REALTY FUND III
                         a Wisconsin limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 9, 1996