Form 10-Q
period 1996-06-30
AMRECORP REALTY FUND III
filed 1996-08-12
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For Quarter Ended June 30, 1996 Commission file number 33-00152

                            AMRECORP REALTY FUND III

             (Exact name of registrant as specified in its charter)

              WISCONSIN                                  75-2045888
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                Identification Number)


                           6210 Campbell Road Suite 140
                               Dallas, Texas  75248

                      (Address of principal executive offices)


       Registrant's telephone number, including area code:  (214) 380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:  Y                                 No:
                    ---------                               ---------

                         REGISTRANT IS A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

        Consolidated Balance Sheet as of  June 30, 1996 and
        December 31, 1995.................................................3

	Consolidated Statements of Operations for the Three and Six
        Months Ended June 30, 1996 and 1995...............................4

	Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1996 and 1995............................................5

        Notes to Consolidated Financial Statement.........................6


Item 2. Results of Operations and Management's Discussion and Analysis of
        Financial Condition...............................................7

        Liquidity and Capital Resources...................................8

        Other Information.................................................9

        Signatures........................................................10




The statements, insofar as they relate to the period subsequent to December 31, 1995, are Unaudited.

PART 1.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                        AMERICAN REPUBLIC REALTY FUND III
                      Condensed Consolidated Balance Sheets

                                                  June 30        December 31
                                                   1996              1995
                                                (Unaudited)
ASSETS

Real Estate assets, at cost
Land                                          $  1,000,000      $  1,000,000
Buildings and improvements                       6,084,005         6,084,005
                                              ------------      ------------
                                                 7,084,005         7,084,005
Less: Accumulated depreciation                 (2,607,835)       (2,479,835)
                                              ------------      ------------
Real Estate, net                                 4,476,170         4,604,170


Cash including cash investments                     29,833            35,124
Escrow deposits                                     95,575           135,501
Capital replacement reserve                              0           144,515
Liquidity reserve                                   78,833            78,833
Other assets                                        30,160            12,220
                                              ------------      ------------
    TOTAL ASSETS                              $  4,710,571      $  5,010,363
                                              ============      ============


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES

Mortgage and notes payable                    $  3,139,283      $  3,163,388
Note Payable - Affiliates                          119,493           126,510
Real estate taxes payable                           46,800            89,159
Security deposits                                   37,762            34,193
Accounts payable & accrued expenses                 35,571            47,783
                                              ------------      ------------
Total liabilities                                3,378,909         3,461,033
                                              ------------      ------------
Partners Capital (Deficit)
Limited Partners                                 1,472,480         1,688,451
General  Partner                                 (140,818)         (139,121)
                                              ------------      ------------
Total Partners Capital (Deficit)                 1,331,662         1,549,330
                                              ------------      ------------

Total Liability And  Partners Equity          $  4,710,571       $ 5,010,363
                                              ============       ===========


            See notes to Condensed Consolidated Financial Statements

                         AMERICAN REPUBLIC REALTY FUND III
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                              Three Months Ended              Six Months Ended
                                   June 30                         June 30
                              ------------------              ----------------
                              1996          1995              1996        1995
                              ----          ----              ----        ----
REVENUES

Rental income           $ 352,692     $ 320,329         $ 703,587   $ 630,897
Other property             21,756        16,032            36,469      30,002
                        ---------     ---------         ---------   ---------
    Total revenues        374,448       336,361           740,056     660,899

EXPENSES

Salaries & wages           69,827        77,393           132,703     140,819
Maintenance & repairs      61,945        73,237           127,201     123,609
Utilities                  35,379        36,508            71,083      77,949
Real estate taxes          23,400        23,835            46,800      47,835
General administrative     14,632        16,375            30,616      21,161
Contract services          25,024         8,187            44,585      15,386
Insurance                   9,169         6,530           275,428     130,223
Interest                  211,135        64,998           275,428     130,223
Depreciation and
    amortization           64,000        66,926           128,000     133,852
Property management fees   18,367        16,825            37,434      33,044
                        ---------     ---------         ---------   ---------
    Total expenses        532,878       390,814           909,810     737,554
                        ---------     ---------         ---------   ---------

NET INCOME (LOSS)       $(158,430)   $ (54,453)        $(169,754)  $ (76,655)
                        =========    ==========        ==========  ==========

NET INCOME PER SHARE    $  (66.51)   $  (22.86)        $   (71.27) $  (32.18)
                        =========    =========         ==========  =========


             See Notes to Condensed Consolidated Financial Statements

                          AMERICAN REPUBLIC REALTY FUND III

                   Condensed Consolidated Statement of Cash Flows


                                                           Six Months Ended
                                                                June 30
                                                         -------------------
                                                         1996         1995
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                     ($169,754)   ($ 76,655)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
        Depreciation and amortization                    128,000      124,000
        Net Effect of changes in operating accounts
                Escrow deposits                           39,926     (69,255)
                Capital Replacement Reserve              144,515       84,606
                Accrued Real estate taxes               (42,359)     (47,503)
                Security deposits                          3,569        1,464
                Accounts Payable                        (12,212)        7,011
                Other assets                            (17,940)      (3,637)
                                                      ----------   ----------
                Net cash used by operating activities     73,745       20,031
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Repayment of mortgage notes payable             (24,105)     (22,225)
        Note payable - Affiliates                        (7,017)        9,013
        Distribution to special limited partner         (47,914)     (49,998)
                                                      ----------   ----------
            Net cash used by investing activities       (79,036)     (63,210)
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (5,291)     (43,179)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            35,124       72,051
                                                      ---------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $  29,833    $   28,872
                                                      =========    ==========


             See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:
- ----------------------

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regula-tions, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995
- ---------------------------------------------------

Revenue from property operations increased $ 38,087, or 12.18%, for the second quarter of 1996, as compared to the 1995 second quarter. Rental income increased by $ 23,363 or 10.95% due to increases in occupancy and market rents. Other income increased by $ 5,724 or 33.14% due primarily to increase in application fees and damage charges. The following table illustrates the components:
                                Increase
                               (Decrease)
                            ----------------

Rental income                     32,363
Other property                     5,724
                            ----------------
Net Increase (Decrease)           38,087
                            ================


Property operating expenses increased $ 142,064, or 41.14%, for the second quarter of 1996, as compared to the same period in 1995, primarily due to increases in contract services, insurance and interest expense.

* Salaries and wages decreased by $ 7,566, or 10.64% due to a cut back on contract help.

* Maintenance and repairs decreased by $ 11,292, or 20.18% primarily due to a cut back on interior painting throughout the property.

* General administrative expenses decreased by $ 1,743, or 14.11% due to a reduction in staff.

* Contract services increased by $ 2,639, or 39.45% due to increase in insurance premium rates.

* Interest expense increased by $ 146,137, or 347.18% is due to the pay down of preferred equity.

The following table illustrates the components by category:

                                Increase
                               (Decrease)
                            ----------------

Salaries & wages                 (7,566)
Maintenance & repairs           (11,292)
Utilities                        (1,129)
Real estate taxes                  (435)
General administrative           (1,743)
Contract services                 16,837
Insurance                          2,639
Interest                         146,137
Depreciation and amortization    (2,926)
Property management fees           1,542
                            ----------------
Net Increase (Decrease)        $ 142,064


SIX MONTHS ENDED SEPTEMBER 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 1995


Revenue from property operations increased $ 79,157 or 11.98%, for the first Six months of 1996, as compared to the first Six months of 1995. The follow-ing tables illustrates the components:


                                Increase
                               (Decrease)
                            ----------------

Rental income                    72,690
Other property                    6,467
                            ----------------
Net Increase (Decrease)          79,157
                            ================


Property operating expenses increased $ 172,256, or 23.36%, for the first Six months of 1996, as compared to the same period in 1995.

* General administative expense increased by $ 9,455, or 44.68% due to the increase in accounting and advertising expenses.

* Contract services increased by $ 29,199, or 189.78% primarily due to the cable contract for the property.

* Insurance costs increased by $ 2,284, or 16.70% due to an insurance premium rate increase.

* Interest expense increased by $ 145,205, or 111.50% due to the pay down of preferred equity.

* Property management fees increased by $ 4,390, or 13.29% due to the increase in income.

The following table illustrates the components by category:

                                Increase
                               (Decrease)
                            ----------------

Salaries & wages            $    (8,116)
Maintenance & repairs              3,592
Utilities                        (6,866)
Real estate taxes                (1,035)
General administrative             9,455
Contract services                 29,199
Insurance                          2,284
Interest                         145,205
Depreciation and amortization    (5,852)
Property management fees           4,390
                            ----------------
Net Increase (Decrease)     $    172,256
                            ================

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        On July 31, 1986 the Partnership purchased the Las Brisas Apartments. The purchase provided for the sellers to receive cash at closing and notes totaling $660,000. On June 30, 1987 the principal balance totaled $210,000. In order to obtain the necessary proceeds to finally retire these notes the General Partners offered 254 Units of the Partnership to two investors at the price of $200,660. No commissions were taken nor did the General Partners receive any fees in connection with these interests. The Partnership then obtained short term financing from Resource Savings Association totaling $260,000, bearing interest at the rate of 2% over prime and payable quarterly together with principal payments of $15,000 each. Security for the loan was provided by a $100,000 certificate of deposit and the personal guaranties of the Partnership's General Partners. The Resource Savings Association loan matured December 31, 1983. In September, 1991 Mr. Werra paid $40,750 in satisfaction of his personal guaranty of the Partnership loan.

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

        The Partnership emerged from bankruptcy on May 15, 1990, having negotiated a modification of its debt with it's major creditors. In June, 1989 an affiliate of the individual General Partner provided $401,910.77 to bring the Aetna notes current. At the same time the Wrap Note Holders agreed to reduced to reduced the payments due on their respective wrap notes in order to mirror the payments made on the underlying Aetna notes. The term of each wrap note will be extended from July 31, 1996 to July 1, 2002 and July 1, 2007 respectively. The $401,910.77 note is collateralized by junior mortgage on the property. In addition, the affiliate has the option to purchase the wrap notes for $85,000 at any time prior to the respective maturity dates of the wrap notes.

        Commencing on July 1,1992, payments on the notes reverted to the original amounts of $19,442 and $15,454. During the prior two years the Partnership deferred $214,460 in debit service payments. The modification gave the Partnership room to deal with the economic difficulties experienced in the market at the time.

        In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, President.

        On November 12, 1993 the Partnership refinanced the property's secured debt with a 8.15%, ten year, mortgage loan from Lexington Mortgage Company. The loan proceeds a Real Estate Mortgage Investment Contract sponsored by Donaldson, Lufkin & Jenrette. The $3,250,000 mortgage loan provides for monthly payments of $41,500. based on an amortized schedule of 300 months with a final payment of the entire remaining principal balance in December, 2003. The proceeds of this new loan were used to pay off the $2,500,000 and

$2,300,000 mortgage notes which previously held the first mortgage position. The old first mortgagee provided a discount of approximately ten percent of the outstanding principal balances of two old notes. The balance of funds needed to retire the old notes (approximately $100,000) were provided by Robert J. Werra. In addition Robert J. Werra exercised his option in the property's wrap mortgage notes. The new lender prohibited subordinate debt. To meet this requirement the subordinate debt held by Mr. Werra was converted to a class of equity with the same terms and conditions as it possessed as debt. The wrap mortgage lender would not agree to the change in status so Mr. Werra paid $85,000 to complete his purchase of the wrap notes and now holds an equity position in the partnership as a special limited partner.

        The partnership agreement was amended by vote of the limited partners to include the appointment of a new corporate general partner, LBAL, Inc., A Texas corporation wholly owned by Robert J. Werra.

                                 Other Information


Item 1.              Legal Proceedings

Item 2.              Changes in Securities
                     None

Item 3.              Defaults Upon Senior Securities
                     None

Item 4.              Submission of Matters to a Vote of Security Holders
                     None

Item 5.              Other Information
                     None

Item 6.              Exhibit and Reports on Form 8-K

(A)The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation                            Document Description
- -------------------                            --------------------

        3 Certificate of Limited partner-ship, as amended, incorporated by reference to Registration
                                               Statement No.33-00152 effective
                                               November 26, 1985.

        4                                      Limited Partnership Agreement,
                                               incorporated by reference to
                                               Registration Statement
                                               No.33-00152 effective November
                                               26, 1985.


        9                                      Not Applicable
        10                                     None
        11                                     Not Applicable
        12                                     Not Applicable
        13                                     Not Applicable
        18                                     Not Applicable
        19                                     Not Applicable
        22                                     Not Applicable
        23                                     Not Applicable
        24                                     Not Applicable
        25                                     Power of Attorney, incorporated
                                               by reference to Registration
                                               Statement No. 33-00152
                                               effective November 26, 1985.

        28                                     None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN REPUBLIC REALTY FUND I
                                 a Wisconsin limited partnership



                                 By:     /s/ Robert J. Werra
                                         -------------------
                                         Robert J. Werra,
                                         General Partner





Date:   August 7, 1996
        --------------