Form 10-K
period 1996-12-31
AMRECORP REALTY FUND III
filed 1997-04-24
CIK 776813

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           ANNUAL REPORT

 Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Fiscal Year ended December 31, 1996

                  Commission file number 33-00152

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934               (No Fee Required)

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934               (No Fee Required)


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

 Registrant's Telephone Number, Including Area Code (972) 380-8000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No     .

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

                               PART I

Item 1. Business

     The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 3O, 1985 and amended on November 21, 1985. On December 31, 1996, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 278 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

     The Partnership was organized to acquire a diversified portfolio of income-producing real properties, primarily apartments, as well as office buildings, industrial buildings, and other similar properties

     The Partnership intends to continue until December 31, 2015 unless terminated by an earlier sale of its Properties.

     Univesco, Inc.("Univesco"), a Texas corporation, wholly owned by Robert J. Werra, manages the affairs of the Partnership. Univesco acts as the managing agent with respect to the Partnership's Properties. Univesco may also engage other on-site property managers and other agents, to the extent management considers appropriate. Univesco and the general partner make all decisions regarding investments in and disposition of Properties and has ultimate authority regarding all property management decisions.

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

Rents have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses have decreased primarily due to outsourcing of labor costs and non-recurring mandated repairs incurred in 1995. Capitalized expenditures have increased as units are updated and made more competitive in the market place.

Item 2. Properties
------------------

At December 31, 1996 the Partnership owned Las Brisas Apartment, a 376 unit apartment community located at 2010 South Clark Street,Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

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


                          Occupancy Rates
                          ---------------
                             Per Cent
                             --------



                1992   1993   1994   1995   1996
Las Brisas     87.60% 89.90% 90.30% 92.40% 91.70%


Item 3.  Legal Proceedings
--------------------------

     The Partnership is not engaged in any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

                              PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
------------------------------------------------------------------------------

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1996 there were approximately 278 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 1996 and 1995, the Special Limited Partner received distributions from the Partnership totaling $195,002 and $170,000 respectively.

An analysis of income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:



      YEARS      INCOME   GAIN  LOSS   CASH DISTRIBUTED
      1986         $0      $0   $186        $0
      1987          0       0    286        30
      1988          0       0    310         0
      1989          0       0    278         0
      1990          0       0    231         0
      1991          0       0    142         0
      1992          0       0      0         0
      1993          0     153    162         0
      1994         24       0      0         0
      1995          0       0      5         0
      1996         20       0      0         0

Item 6.   Selected Financial Data
---------------------------------

The following table sets forth selected financial data regarding the Partnership's results of operations and financial position as of the dates indicated. this information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 hereof and Consolidated financial Statements and notes thereto contained in Item 8.

                        Year Ended December 31,
                    (in thousands except unit amounts)

                                          1996   1995   1994   1993   1992
                                          ----   ----   ----   ----   ----
Limited Partner Units Ostanding           2,382  2,382  2,382  2,382  2,382
                                          -----  -----  -----  -----  -----
Statement of Operations
                  Total Revenues        $1,472  $1,390  $1,307  $1,194  $1,088


Net Income (Loss) before extraordinary items   56   (30)  20 (218)   (183)
Extraordinary Item-gain on forgiveness of debt  0     0    0  183       0
Net Income (Loss)                              56   (30)  20  (35)   (183)
Limited Partner Net Income(Loss) per Unit      23   (12)   8  (14 ) (76)(a)
Cash Distributions to Limited Partners per Unit 0     0    0    0       0


Balance Sheet:
              Real Estate, net    4,452    4,604    4,789     4,965    5,123
              Total Assets        4,826    5,010    5,269     5,327    5,192
              Mortgages Payable   3,115    3,163    3,209     3,250    4,850
      Partner's Equity (Deficit)  1,411    1,549    1,749     1,804    (244)


     (a) For Federal Income Tax purposes only income was reallocated in accordance with 704(b) and the regulations promulgated thereunder of the Internal Revenue Code of 1986 as amended.

Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations
-----------------------------------------------------------------------

This discussion should be read in conjunction with Item 6- Selected Financial Data and Item 8 - Financial Statements and Supplemental
Information .

Results of Operations: 1996 VERSUS 1995 -

Revenue from Property Operations increased $80,842 or 5.81% as compared to 1995, principally due to an increase in rents resulting from improvements in the apartment rental markets in Abilene, Texas.

                                    Increase
                                   (Decrease)

Rental income                       $67,758
Other                                13,084
                                    --------
Net Increase (Decrease)             $80,842
                                   ==========


Property operating expenses for 1996 decreased $4,704 or 0.33 %. Payroll decreases were primarily the result outsourcing landscaping labor costs. Repair and maintenance expenses decreased from 1995 by $33,607 or 14.66% primarily due to non recurring mandated repairs incurred in 1995. Interest expense decreased by $3,696 from 1995 due to normal principal amortization. Utilities increased by $9,273 or 5.91% due primarily to increased cable costs. Property management fees are paid to an affiliated entity and represents 4% of gross operating revenues (see Note 4 to Consolidated Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or(decreases):

                                     Increase
                                    (Decrease)
                                   ------------
Payroll                               $(17,393)
Utilities                                9,273
Real estate taxes                        9,257
Repairs and Maintenance                (33,607)
General & Administration                14,703
Interest                                (3,696)
Depreciation and amortization           12,717
Property management fees                 4,042
                                    ------------
Net Increase (Decrease)                $(4,704)
                                    ============

RESULTS OF OPERATIONS;  1995 VERSUS 1994-

Revenue from Property Operations increased $83,964 or 6.4% as compared to 1994, principally due to an increase in rents and occupancy resulting from improvements in the apartment rental markets in Abilene, Texas.

                                 Increase
                                (Decrease)
Rental income                     $99,893
Other                             (15,929)
                                 ----------
Net Increase (Decrease)           $83,964
                                 ==========

Property operating expenses for 1995 decreased $133,212 or 10.3 %. Payroll increases were primarily the result of cost of living increases and additional uses of contract labor. Repair and maintenance expenses increased primarily due to mandated repairs and in bringing additional units on line. Interest expense decreased by $3,882 from 1994 due to normal principal amortization. Depreciation and amortization expense increased due to $68,867 in improvements, principally appliances and other improvements to apartment units. Property management fees are paid to an affiliated entity and represents 4% of gross operating revenues (see Note 4 to Consolidated Financial Statements and Schedule Index contained in
Item 8.) The following table illustrates the increases or (decreases):

  Payroll                                            $41,346
  Utilities                                            8,681
  Real estate taxes                                   (6,179)
  Repairs and maintenance                             69,798
  General  and administrative                         13,134
  Interest                                            (3,882)
  Depreciation and amortization                        6,116
  Management fee                                       4,198
                                                     ---------
  Total Increase (Decrease) in Operating Expenses     $133,212
                                                      ==========

Liquidity and  Capital Resources
--------------------------------

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this assets should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 1996, the Partnership had $30,280 in cash and cash equivalents as compared to $5,124 as of December 31, 1995. The net increase in cash of $25,156 is principally due to net income from operations offset by $195,002 in distributions on special limited partner equity (see Note 4 to Consolidated Financial Statements and Schedule Index contained in Item 8.)

The property is encumbered by a non-recourse mortgage with a principal balance of $3,114,512 as of December 31, 1996. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2001, are $53,012, $57,498, $62,363 $67,640 and $73,363, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments ( excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $1,828,231 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1996 and 1995, the Special Limited Partner received distributions from the Partnership totaling $195,002 and $170,000, respectively.


Risk Associated with Forward-Looking Statements Included in this
Form 10-K

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

AMRECORP REALTY FUND III
(A TEXAS LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE INDEX
------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT


To the General Partner
   and Limited Partners
Amrecorp Realty Fund III
Dallas, Texas

We have audited the balance sheets of Amrecorp Realty Fund III (a Texas limited partnership) (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Amrecorp Realty Fund III at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Dallas, Texas
February 17, 1997

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
---------------------------------------------------------------------------

ASSETS                                               1996          1995

INVESTMENTS IN REAL ESTATE, AT COST (Note 3):
   Land                                           $1,000,000    $1,000,000
   Buildings and improvements                      6,198,619     6,084,005
                                                   -----------  -----------
                                                   7,198,619     7,084,005

   Less accumulated depreciation                    (2,746,375)  (2,479,835)

                                                     4,452,244     4,604,170

CASH AND CASH EQUIVALENTS                               40,820         5,124

RESTRICTED CASH                                         30,000        30,000

ESCROW DEPOSITS                                        114,755       135,501

CAPITAL REPLACEMENT RESERVE (Note 3)                    92,957       144,515

LIQUIDITY RESERVE (Note 3)                              82,588        78,833

OTHER ASSETS                                            13,015        12,220
                                                      -----------  ----------
TOTAL                                                 $4,826,379   $5,010,363
                                                      ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

MORTGAGE PAYABLE (Note 3)                             $3,114,512   $3,163,388

ACCRUED INTEREST PAYABLE                                   21,153     21,485

ACCOUNTS PAYABLE                                           24,276     26,298

REAL ESTATE TAXES PAYABLE                                  98,416    89,159

DUE TO AFFILIATES (Note 4)                                122,785   126,510

SECURITY DEPOSITS                                          35,060     34,193

                                                        3,416,202   3,461,033
                                                        ---------   ---------
PARTNERS' EQUITY                                        1,410,177   1,549,330
                                                        ---------   ---------
TOTAL                                                  $4,826,379  $5,010,363
                                                       ==========  ==========

See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------

                                     1996            1995           1994

INCOME:
   Rentals                       $ 1,396,290      $1,328,532     $ 1,228,639
   Other                              75,475          62,391          78,320
                                 -----------      ----------     -----------
           Total income            1,471,765       1,390,923       1,306,959

OPERATING EXPENSES:
   Payroll                           268,433         285,826          244,480
   Utilities                         166,177         156,904          148,223
   Real estate taxes                  98,416          89,159           95,338
   Repairs and maintenance           195,714         229,321          159,523
   General and administrative         91,310          76,607           63,473
   Interest                          255,738         259,434          263,316
   Depreciation and amortization     266,540         253,823          247,707
   Management fees (Note 4)           73,588          69,546           65,348
                                  ----------        --------        ---------
       Total operating expenses    1,415,916       1,420,620        1,287,408
                                  -----------      ---------        ---------

NET INCOME (LOSS) (Note 5)          $ 55,849     $  (29,697)        $  19,551
                                  ==========     ==========         =========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
   UNIT                            $  23.21      $   (12.34)        $    8.13
                                   ========      ==========         =========

LIMITED PARTNERSHIP UNITS OUTSTANDING 2,382           2,382             2,382
                                      =====           =====             =====

See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------

                                           Special
                             General       Limited      Limited
                             Partner       Partners     Partners       Total

BALANCE, JANUARY 1, 1994   $ (139,020)  $ 2,268,233   $(324,737)  $ 1,804,476

   Distributions                         -  (75,000)         -        (75,000)

  Net income                      196         -           19,355       19,551
                             ----------   ----------   ----------  ----------

BALANCE, DECEMBER 31, 1994     (138,824)   2,193,233   (305,382)    1,749,027

   Distributions  -                         (170,000    - (170,000)

   Net loss                        (297)       -         (29,400)    (29,697)
                               ----------  ----------   ----------  ---------
BALANCE, DECEMBER 31, 1995     (139,121)   2,023,233    (334,782)   1,549,330

   Distributions                  -        (195,002)       -        (195,002)

   Net income                    558          -           55,291      55,849

BALANCE, DECEMBER 31, 1996   $(138,563)  $1,828,231  $(279,491)   $1,410,177
                             ==========  ==========  ==========   ==========

See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------

                                                1996     1995     1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                          $   55,849  $ (29,697) $   19,551
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation and amortization                 266,540    253,823     247,707
Change in assets and liabilities:
Restricted cash                                          (30,000)
Escrow deposits                                20,746     (7,835)  (102,960)
Other assets                                     (795)       495     (3,177)
Accrued interest payable                         (332)      (306)      (283)
Security deposits                                 867      2,989      4,369
Accounts payable                               (2,022)   (12,732)   (16,243)
Real estate taxes payable                       9,257     (6,179)     95,338
                                               -------   --------   --------
                                               294,261   200,255     224,751
                                               --------  --------   --------
Net cash provided by operating activities      350,110    170,558   244,302
                                               --------   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital replacement reserve                     51,558     44,929    (88,844)
Investments in real estate                    (114,614)   (68,867)   (71,602)
                                              --------    --------   --------
Net cash used in investing activities          (63,056)   (23,938)  (160,446)
                                              ---------   --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages and notes payable        (48,876)   (45,154)    (41,458)
Net proceeds from (payments on) amounts
due affiliates                                  (3,725)      2,372    (44,590)
Liquidity reserve                               (3,755)       (765)    (2,868)
Distributions                                 (195,002)   (170,000)   (75,000)
                                               ---------  ---------  --------
Net cash used in financing activities          (251,358)  (213,547)  (163,916)
                                               --------   --------   --------
NET INCREASE (DECREASE) IN CASH                  35,696    (66,927)   (80,060)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                        5,124      72,051   152,111
                                                --------- --------- ---------
CASH AND CASH EQUIVALENTS, END OF YEAR          $ 40,820  $ 5,124   $ 72,051
                                                 ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the year for interest     $ 256,070  $ 259,740  $ 263,599
                                                ========  ========  =========

See notes to financial statements.

AMRECORP REALTY FUND III
(A TEXAS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------

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

   Property and Equipment - Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets which are five years for improvements and 25 years for buildings. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Partnership management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   Syndication Costs - Costs or fees incurred to raise capital for the Partnership are netted against the respective partners' equity accounts.

   Revenue Recognition - The Partnership has leased substantially all of its investment in real estate (apartment building) under operating leases for periods generally less than one year.

   Income Taxes - No provision has been made for income taxes, since these taxes are the responsibility of the individual partners. For tax purposes, the basis of the Partnership assets is $2,687,000 at December 31, 1996.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

   Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Univesco, Inc. ("Univesco"), an affiliate of the general partner, Robert J. Werra, and the management agent, maintains a single controlled disbursement account for all properties managed by Univesco. Funds are transferred at the time of cash disbursements from the project's operating account to the controlled disbursement account to reimburse checks issued.

   Restricted Cash - Restricted cash consists of tenant security deposits which are maintained in a separate account in accordance with the mortgage agreement.

   Environmental Remediation Costs - The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.
   Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Partnership management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Partnership.

   Reclassification - Certain previous year balances have been reclasified to conform with current year presentation.

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

   LBAL, Inc., a Texas corporation wholly owned by Mr. Robert J. Werra, is the general partner; Mr. Werra is the first special limited partner and third special limited partner. An affiliate of the general partner is the second special limited partner.
   An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were issued and outstanding during the years ended December 31, 1996, 1995 and 1994. Under the terms of the partnership agreement, no additional limited partner units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as outlined above.

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

   During 1996, 1995 and 1994, distributions of $195,002, $170,000 and $75,000, respectively, were made to the special limited partners in accordance with this agreement.

3. MORTGAGE PAYABLE

   The mortgage payable at December 31, 1996 and 1995, consisted of an 8.15% mortgage note which is payable in monthly principal and interest installments of $25,408 through December 2003, at which time a lump-sum payment of approximately $2,642,000 is due.

   The mortgage payable, which had a balance of $3,114,512 and $3,163,388 as of December 31, 1996 and 1995, respectively, is collateralized by the investments in real estate.

   The following sets forth the required principal payments due under the Partnership's mortgage for the next five years and thereafter:

    1997                                                  $ 53,012
    1998                                                    57,498
    1999                                                    62,363
    2000                                                    67,640
    2001                                                    73,363
    Thereafter                                           2,800,636

   In conjunction with its mortgage payable, the Partnership is required to fund a liquidity reserve and a capital replacement reserve. Both reserves are refundable to the Partnership.

4. RELATED PARTY TRANSACTIONS

   The Partnership has an agreement with Univesco for the management of its project under which Univesco receives 4% of the gross revenues from operations as a property management fee. In addition, Univesco receives a Partnership fee equal to 1% of gross revenues from operations to be paid from Excess Property Income, as defined in the loan agreement. The following schedule represents the amounts included as management and Partnership fees recorded by the Partnership:

                                             1996    1995    1994

    Property management fees              $ 58,870 $ 55,637 $ 52,278
    Partnership fees
                                            14,718   13,909   13,070

   Upon sale of a property, the Partnership will pay a real estate commission to the general partner or their affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price.

5. RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

   If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principles, the excess of expenses over revenues for 1996 would have been as follows:

Net income per accompanying financial statements                   $ 55,849
Add - book basis depreciation expense using straight-line method     266,540
Deduct - income tax basis amortization of loan costs                 (19,705)
Deduct - income tax basis depreciation expense using ACRS method    (229,387)
Deduct - special limited partner distributions                      (147,086)
                                                                 ------------
Excess of expenses over revenues, accrual income tax basis         $ (73,789)
                                                                 ============
6. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments, which are excluded from the scope of SFAS No. 107

   Management has reviewed the carrying values of its mortgage payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that its carrying value approximates its estimated fair value as of December 31, 1996.

   As of December 31, 1996, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                              ******
AMRECORP REALTY FUND III
(A Texas Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
----------------------------------------------------------------------------
DECEMBER 31, 1996

                              Initial Cost To Partnership
                             -----------------------------

                           Encum-            Buildings          Total Cost
                                                and             Subsequent to
           Description     brances    Land    improvements      Acquisition


Twenty-eight two
story apartment
buildings of concrete block
construction with brick veneer,
stucco and wood siding
exterior, and composition
shingled roofs located in
Abiline, Texas
                         (b)    $ 1,000,000   $ 5,721,811      $ 476,808
                                ===========   ===========      ==========



                              Gross Amounts at Which
                              Carried at Close of year
                              -------------------------

                                          Buildings
                                             and                Accumulated
            Description          Land     Improvements   Total  Depreciation
                                                         (c)(d)      (c)
Twenty-eight two
story apartment
Buildings on concrete block
construction with brick veneer,
stucco and wood siding
exterior, and composition
shingled roofs located in
Abilene, Texas
                            $ 1,000,000  $6,198,619  $ 7,198,619  $ 2,746,375


Date of Construction:                       Complete at date acquired
Date Acquired:                              7/31/96
Life on Which Depreciation Is Computed:     (a)


See notes to Schedule III.

AMRECORP REALTY FUND III
(A TEXAS LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 1996
-----------------------------------------------------------------------------

NOTES TO SCHEDULE III:

(a)See Note 1 to financial statements outlining depreciation methods and lives.

(b)See description of mortgages and note payable in Note 3 to the financial statements.

(c)Reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1996, 1995 and 1994.

                                             Investments in      Accumulated
                                             Real Estate         Depreciation

BALANCE, JANUARY 1, 1994                    $  6,943,536        $ 1,978,305

Additions during the year:
Acquisitions                                      71,602              -
Depreciation expense                                 -             247,707
                                                 ---------        ---------

BALANCE, DECEMBER 31, 1994                      7,015,138         2,226,012

Additions during the year:
Acquisitions                                       68,867             -
Depreciation expense                                  -             253,823
                                                 ---------         ---------

BALANCE, DECEMBER 31, 1995                        7,084,005         2,479,835

Additions during the year:
Acquisitions                                        114,614              -
Depreciation expense                                   -              266,540
                                                  ---------         ---------
BALANCE, DECEMBER 31, 1996                       $ 7,198,619       $ 2,746,375
                                                 ===========       ===========

(d)Aggregate cost of real estate for federal income tax purposes is $5,748,619.

Item 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------

     The Registrant has not been involved in any disagreements on accounting and financial disclosure.


                                 PART III


Item 10. Directors and Executive Officer of the Partnership
-----------------------------------------------------------
     The Partnership itself has no officers or directors. LBAL, Inc., a Texas Corporation, which is wholly owned by Robert J. Werra, is the General Partner of the Partnership.

     Robert J. Werra, 57, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 198O, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.


Item 11. Management Remuneration and Transactions
-------------------------------------------------

     As stated above, the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of Partnership income and loss and up to 15% of Net Proceeds received from sale or refinancing of Partnership properties (after return of Limited Partner capital contributions and payment of a 6% Current Distribution Preference thereon).

     The Partnership Agreement allows for a management fee of five percent (5%) of the gross income from operations. In connection with the new loan obtained from Lexington Mortgage Company, Univesco, Inc. entered into a management agreement that pays Univesco, Inc., an affiliated company, four percent (4%) of the monthly gross income from operations. The Partnership's obligation to pay an additional one percent (1%) of the monthly gross income from operations shall be paid by the Partnership from Excess Property Income, as that term is defined in the Loan Agreement between Lexington Mortgage Company and the Partnership dated November 12, 1993. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at pages 18-20 and "Allocation of Net Income and Losses and Cash Distributions" at pages 49-51 of the Prospectus as supplemented, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on November 26, 1985.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a)

Title of Class      Name and Address   Amount and Nature    Percent of

Limited             William E. Kreger       300 units         12.59%
Partnership         3301 Biddle Ave. #1101
Interest            Wyandette, MI  48192

                    Juanita L. Werra        127 units          5.33%
                    5881 Prestonview Blvd.
                    #143
                    Dallas, TX  75243

                    Monty L. Parker         127 units          5.33%
                    9144 North Silver Brook Lane
                    Brown Deer, WI  53223

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

Limited      Robert J. Werra                   10 units               .42%
Partnership  6210 Campbell Road, Suite 140
Interest     Dallas, TX  75248


(c) There is no arrangement, known to the Partnership, which may, at a subsequent date, result in a change in control of the Partnership.

Item 13. Certain Relations and Related Transactions
---------------------------------------------------
     As stated in Item 11., the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the general partner receives 1% of partnership income and loss and up to 15% of Net Proceeds received from the sale or refinancing of Partnership Properties (after return of Limited Partner capital contributions and payment of a Current Distribution Preference thereon).

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

                                  PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
--------------------------------------------------------------------------
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

                    3.   Exhibits
                         None.

          (B)  Reports on Form 8-K for the quarter ended December
               31, 1996.

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


                                   AMRECORP REALTY FUND III

                                   LBAL, Ltd., General Partner



                                     By:________________________________

                                      Robert J. Werra, President



April 10, 1997