Form 10-Q
period 1996-09-30
AMRECORP REALTY FUND III
filed 1997-04-25
CIK 776813

8



             SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarter Ended September 30, 1996
              Commission filenumber 33-00152

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


Registrant's telephone number, including area code:
                 (972)380-8000.


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

Consolidated Balance Sheet as of September 30, 1996 and
December 31, 1995                                 Page 3

Consolidated Statements of Operations for the Three and Nine
Months Ended September 30, 1996 and 1995
                                                  Page 4

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 1996 and 1995
                                                  Page 5

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


PART 1.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets

                                  September 30,    December 31,
                                       1996            1995
                                   (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                $1,000,000      $1,000,000
Buildings and improvements          6,084,005       6,084,005
                                    7,084,005       7,084,005
Less: Accumulated depreciation     (2,671,835)     (2,479,835)
Real Estate, net                    4,412,170       4,604,170

Cash including cash investments       75,234          35,124
Escrow deposits                      147,028         135,501
Capital replacement reserve             0            144,515
Liquidity reserve                     78,833          78,833
Other assets                          21,685          12,220
TOTAL ASSETS                        $4,734,950      $5,010,363


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable          $3,126,859      $3,163,388
Note payable - affiliates            121,456         126,510
Real estate taxes payable             70,200          89,159
Security deposits                     34,836          34,193
Accounts payable &  accrued           57,411          47,783
expenses



Total liabilities                   3,410,762       3,461,033
Partners Capital (Deficit)
Limited Partners                    1,465,081       1,688,451
General  Partner                    (140,893)       (139,121)

Total Partners Capital (Deficit)    1,324,188       1,549,330


Total Liability And  Partners       $4,734,950      $5,010,363
Equity


  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)




                             Three Months        Nine Months
                                Ended               Ended
                             September 30,       September 30,

                          1996       1995        1996        1995

Rental income          $356,134    $342,330    $1,057,513  $973,226
Other income            9,878       $16,917     $48,555     $46,920
Total revenues          366,012    359,247     1,106,068   1,020,146



Salaries & wages         61,395     65,026    194,098      205,845
Maintenance & repairs    61,776     62,214    188,977     185,823
Utilities                32,290     35,080    103,374     113,029
Real estate taxes        23,400     23,835    70,200       71,670
General administrative   15,866     12,944    46,482       34,105
Contract services        23,419     13,113    68,005       28,499
Insurance                8,471      6,791     24,435       20,467
Interest                 64,186     64,768    339,612     194,991
Depreciation &
amortization             64,000     66,926    192,000     200,778
Property management fees 18,679     17,844     56,113      50,888

Total expenses           373,482    368,541   1,283,296   1,106,095

NET INCOME (LOSS)       ($7,470)   ($9,294)  ($177,228)   ($85,949)

NET INCOME PER SHARE    $(3.14)    $(3.90)   $(74.40)     $(36.08)



  See Notes to Condensed Consolidated Financial Statements



                  AMRECORP REALTY FUND III

       Condensed Consolidated Statement of Cash Flows

                                           Nine Months Ended
                                              September 30,
                                           1996          1995

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                       ($177,228)     ($85,949)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:

Depreciation and amortization            $192,000      $186,000

Net Effect of changes in operating
accounts:
Escrow deposits                         ($11,527)     ($137,529)
Capital replacement reserve              $144,515        $84,606
Other assets                             ($9,465)       ($6,698)
Accrued real estate taxes               ($18,959)        $71,670
Security deposits                            $643         $4,024
Accounts payable &  accrued expenses       $9,628         $1,787
Net cash used by operating activities    $129,607       $117,911

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable      ($36,529)      ($33,680)
Increase in note payable - affiliates          $0        $16,074
Decrease in note payable - affiliates     ($5,054)            $0
Distribution to special limited partner  ($47,914)     ($124,998)
Net cash provided by investing activities($89,497)     ($142,604)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       $40,110      ($24,693)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                         35,124         72,051
CASH AND CASH EQUIVALENTS, END OF
PERIOD                                      75,234         47,358


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

Revenue from property operations increased $6,765 or 1.88%, for the third quarter of 1996, as compared to the 1995 third quarter. The following table illustrates the components:


                                   Increase
                                  (Decrease)

Rental income                       13,804
Other income                       (7,039)
Net Increase (Decrease)             6,765



Property operating expenses increased $4,941 or 1.34%, for the third quarter of 1996, as compared to the same period in 1995, primarily due to the increase in contract services, which is substantially the result of absorbing the cost of cable television provided to residents. The following table illustrates the components by category:

                                      Increase
                                     (Decrease)

Salaries & wages                      (3,631)
Maintenance & repairs                  (438)
Utilities                             (2,790)
Real estate taxes                      (435)
General administrative                 2,922
Contract services                      10,306
Insurance                              1,680
Interest                               (582)
Depreciation and amortization         (2,926)
Property management fees                835
Net Increase (Decrease)                4,941

NINE MONTHS ENDED SEPTEMBER 1996 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 1995



Revenue from property operations increased $85,922 or 8.42%, for the first Nine months of 1996, as compared to the first
Nine months of 1995. The following tables illustrates the components:

                                        Increase
                                       (Decrease)

Rental income                            84,287
Other income                              1,635
Net Increase (Decrease)                  85,922





Property operating expenses increased $177,201 or 16.02%, for the first Nine months of 1996, as compared to the same period in 1995. Increases in contract services, were the result of absorbing the cost of cable television provided to residents. Interest expense increased, due to a payoff of interest on a partnership note. The follows table illustrates the components by category:

                                            Increase
                                           (Decrease)

Salaries & wages                            (11,747)
Maintenance & repairs                        3,154
Utilities                                   (9,655)
Real estate taxes                           (1,470)
General administrative                       12,377
Contract services                            39,506
Insurance                                    3,968
Interest                                    144,621
Depreciation and amortization               (8,778)
Property management fees                     5,225
Net Increase (Decrease)                     177,201


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

On November 12, 1993 the Partnership refinanced the property's secured debt with a 8.15%, ten year, mortgage loan from Lexington Mortgage Company. The loan proceeds a Real Estate Mortgage Investment Contract sponsored by Donaldson, Lufkin & Jenrette. The $3,250,000 mortgage loan provides for monthly payments of $41,5000. based on an amortized schedule of 300 months with a final payment of the entire remaining principal balance in December, 2003. The proceeds of this new loan were used to pay off the $2,500,000 and $2,300,000 mortgage notes which previously held the first mortgage position. The old first mortgagee provided a discount of approximately ten percent of the outstanding principal balances of two old notes. The balance of funds needed to retire the old notes (approximately $100,000) were provided by Robert J. Werra. In addition Robert J. Werra exercised his option in the property's wrap mortgage notes. The new lender prohibited subordinate debt. To meet this requirement the subordinate debt held by Mr. Werra was converted to a class of equity with the same terms and conditions as it possessed as debt. The wrap mortgage lender would not agree to the change in status so Mr. Werra paid $85,000 to complete his purchase of the wrap notes and now holds an equity position in the partnership as a special limited partner.

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

Item 5.             Other Information.
                    None

Item 6.             Exhibits and Reports on Form 8-K.

(A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation                Document Description

     3 Certificate of Limited Partnership,incorporated by reference to Registration
                                   Statement No. 33-00152
                                   effective November 26,1985.

     4 Certificate of Limited Partnership,incorporated by reference to Registration
                                   Statement No. 33-00152
                                   effective November 26,1985

     9                             Not Applicable.
     10                            None.
     11                            Not Applicable.
     12                            Not Applicable.
     13                            Not Applicable.
     18                            Not Applicable.
     19                            Not Applicable.
     22                            Not Applicable.
     23                            Not Applicable.
     24                            Not Applicable.
     25                            Power of Attorney,
                                   incorporated by reference
                                   to Registration Statement
                                   No. 33-00152 effective
                                   November 26,1985

     28                            None.
(B)       Reports on Form 8-K for quarter ended September 30,1996.
     1.                            None


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






     Date:    November 11, 1996