Form 10-Q
period 1997-03-31
AMRECORP REALTY FUND III
filed 1997-05-15
CIK 776813

11



             SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
         ------------------------------------------

     For Quarter Ended March 31, 1997   Commission file number 33-00152

                  AMRECORP REALTY FUND III

   (Exact name of registrant as specified in its charter)

        TEXAS                              75-2045888
        -----                              ----------
  (State or other jurisdiction of
   incorporation or organization)      (IRS Employer
                                        Identification Number)

                6210 Campbell Road Suite 140
                     Dallas, Texas  75248

          (Address of principal executive offices)


Registrant's telephone number, including area code:  (972) 380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:  Y        No:
                             ----          ----

             REGISTRANT IS A LIMITED PARTNERSHIP

                    TABLE OF CONTENTS




Item 1.  Financial Statements
-------

The following Unaudited financial statements are filed herewith:

    Consolidated Balance Sheet as of March 31, 1997 and
    December 31, 1996                                              Page 3

    Consolidated Statements of Operations for the Three
    Months Ended March 31, 1997 and 1996                           Page 4

    Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 1997 and 1996                                  Page 5

    Notes to Consolidated Financial Statement                      Page  6

Item 2.  Results of Operations and Management's Discussion
-------  and Analysis of Financial Condition                       Page 7

    Liquidity and Capital Resources                                Page 8

    Other Information                                              Page 9

    Signatures                                                     Page 10


The statements, insofar as they relate to the period subsequent to December 31, 1996 are Unaudited.

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements
     --------------------------------
                          AMRECORP REALTY FUND III
                     Condensed Consolidated Balance Sheets

                                         March 31,            December 31,
                                         1997                   1996
                                         -----                  ------
                                        (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                     $1,000,000            $1,000,000
Buildings and improvements                6,198,619             6,198,619
                                         ----------             ---------
                                          7,198,619             7,198,619
Less: Accumulated depreciation           (2,812,375)           (2,746,375)
                                         ----------             ---------
                                          4,386,244             4,452,244

Cash including cash investments             116,618                40,820
Restricted Cash                              30,000                30,000
Escrow deposits                              46,864               114,755
Capital replacement reserve                  63,301                92,957
Liquidity reserve                            82,588                82,588
Other assets                                  4,542                13,015
    TOTAL ASSETS                         ----------            ----------
                                         $4,730,157            $4,826,379
                                         ==========            ==========

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable               $3,101,572            $3,114,512
Note Payable -  Affiliates                  132,886               122,785
Real estate taxes payable                    25,800                98,416
Security deposits                            36,302                35,060
Accounts payable &  accrued expenses         47,520                45,429
                                         ----------            ----------
                                          3,344,080             3,416,202
                                         ----------            ----------
Partners Capital (Deficit)
Limited Partners                          1,524,881             1,548,740
General  Partner                           (138,804)             (138,563)
                                         ----------            ----------
Total Partners Capital (Deficit)          1,386,077             1,410,177
                                         ----------            ----------

Total Liability And  Partners Equity     $4,730,157            $4,826,379
                                         ==========            ==========

          See notes to Condensed Consolidated Financial Statements

                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)




                                      Three Months Ended
                                           March 31,
                                      ------------------
REVENUES                                 1997      1996
                                         ----      ----
Rental income                         $332,912  $350,895
Other property                          15,255    14,327
                                      --------  --------
        Total revenues                 348,167   365,222

EXPENSES
Salaries & wages                        56,734    62,876
Maintenance & repairs                   56,401    65,255
Utilities                               39,576    35,705
Real estate taxes                       25,800    23,400
General administrative                  14,595    15,598
Contract services                       19,068    19,561
Insurance                                8,475     6,791
Interest                                63,284    64,293
Depreciation and amortization           70,926    64,000
Property management fees                17,408    19,067
                                      --------  --------
        Total expenses                 372,267   376,546
                                      --------  --------

NET INCOME (LOSS)                     ($24,100) ($11,324)
                                      ========  ========

NET INCOME PER SHARE                  $ (10.12)   $(4.75)
                                      ========= ========


  See Notes to Condensed Consolidated Financial Statements

                  AMRECORP REALTY FUND III

       Condensed Consolidated Statement of Cash Flows



See Notes to Condensed Consolidated Financial Statements

                                                        Three Months Ended
                                                        March 31,
                                                        ------------------
                                                        1997        1996

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                       ($24,100)   ($11,324)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                             66,000      64,000
Net Effect of changes in operating accounts
Escrow deposits                                           67,891      62,137
Capital replacement reserve                               29,656      42,677
Accrued real estate taxes                                (72,616)    (66,021)
Security deposits                                          1,242       2,439
Accounts payable                                           2,091       4,603
Other assets                                               8,473       6,790
                                                         -------     -------
        Net cash provided by operating activities         78,637     105,301
                                                         -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                      (12,940)    (11,930)
Note payable - affiliates                                 10,101     (16,633)
Distribution to special limited partner                        0     (47,914)
                                                         -------     -------
Net cash used by investing activities                     (2,839)    (76,477)
                                                         -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      75,798      28,824

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            40,820      35,124
                                                          ------      ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $116,618     $63,948
                                                        ========     =======

         See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:
---------------------

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------


Results of Operations
At March 31, 1997 the Partnership owned Las Brisas Apartment a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.


FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996
-------------------------------------------------
Revenue from property operations decreased $17,055, or 5.45%, for the first quarter of 1997, as compared to the first quarter of 1996. Decreased occupancy from 80.4% in the first quarter of 1995 to 90.2% in the first quarter of 1996 accounted for this decrease in rental income of $17,983
or 6.08%..    The following table illustrates the components

                         Increase
                         (Decrease)
                         ---------

Rental income             (17,983)
Other property                928
                          -------
Net Increase (Decrease)   (17,055)
                          =======



Property operating expenses: decreased by $4,279 or 1.24% from the first quarter of 1996 to the first quarter of 1997 due primarily to decreased salary and wages. Maintenance and repair decreased by $8,854 or 15.82% due primarily to a reduction in "make ready" expenditures due to decreased occupancy. The decrease in property management fees of $1,659 or 10.17% is related to the decrease in rental income. The following table illustrates the components:

Salaries & wages                (6,142)
Maintenance & repairs           (8,854)
Utilities                        3,871
Real estate taxes                2,400
General administrative          (1,003)
Contract services                 (493)
Insurance                        1,684
Interest                        (1,009)
Depreciation and amortization    6,926
Property management fees        (1,659)
                                -------
Net Increase (Decrease)         (4,279)
                                =======

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

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

     The Partnership emerged from bankruptcy on May 15, 1990, having negotiated a modification of its debt with it's major creditors. In June, 1989 an affiliate of the individual General Partner provided $401,910.77 to bring the Aetna notes current. At the same time the Wrap Note Holders agreed to reduced the payments due on their respective wrap notes in order to mirror the payments made on the underlying Aetna notes. The term of each wrap note will be extended from July 31, 1995 to July 1, 2002 and July 1, 2007 respectively. The $401,910.77 note is collateralized by junior mortgage on the property. In addition, the affiliate has the option to purchase the wrap notes for $85,000 at any time prior to the respective maturity dates of the wrap notes.

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

     As of March 31, 1997, the Partnership had $116,618 in cash and cash equivalents as compared to $40,820 as of December 31, 1996. The net increase in cash of $75,798 is principally due to increases in the escrow balance and capital replacement reserve, offset by increased accrued real estate taxes and repayment of mortgage notes.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,101,572 as of March 31, 1997. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2000, are $53,012, $57,498, $62,363, $67,640 and $73,363 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $1,524,881 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1996 and 1995, the Special Limited Partner received distributions from the Partnership totaling $195,002 and $170,000, respectively.

                              PART II

Item 1.             Legal Proceedings.
                    None

Item 2.             Changes in Securities.
                    None

Item 3.             Defaults upon Senior Securities.
                    None

Item 4.             Submission of Matters to a vote of
                    Security Holders.
                    None

Item 5.             Other Information.
                    None

Item 6.             Exhibits and Reports on Form 8-K.

(A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:
    Exhibit Designation            Document Description
    -------------------            --------------------

     3 Certificate of Limited Partnership, incorporated by reference to Registration Statement
                                   No. 33-00152 effective November 26,1985.

     4 Certificate of Limited Partnership, incorporated by reference to Registration Statement
                                   No. 33-00152 effective November 26,1985.

     9                             Not Applicable.
     10                            None.
     11                            Not Applicable.
     12                            Not Applicable.
     13                            Not Applicable.
     18                            Not Applicable.
     19                            Not Applicable.
     22                            Not Applicable.
     23                            Not Applicable.
     24                            Not Applicable.
     25                            Power of Attorney,incorporated by
                                   reference to Registration Statement
                                   No. 33-00152 effective November 26, 1985.

     28                            None.

(B)       Reports on Form 8-K for quarter ended March 31,1997.
     1.                            None

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






     Date:     May 17, 1997