Form 10-Q
period 1997-06-30
AMRECORP REALTY FUND III
filed 1997-07-24
CIK 776813

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
              --------------------------------------------

    For Quarter Ended June 30, 1997     Commission file number 33-00152

                       AMRECORP REALTY FUND III

          (Exact name of registrant as specified in its charter)

              TEXAS                     75-2045888
              -----                     ----------
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization)       Identification Number)

                    6210 Campbell Road Suite 140
                         Dallas, Texas  75248

              (Address of principal executive offices)


Registrant's telephone number, including area code:  (972) 380-8000.
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:  Y         No:
                         -------------   -------------

                  REGISTRANT IS A LIMITED PARTNERSHIP

                        TABLE OF CONTENTS




Item 1.  Financial Statements
-------

The following Unaudited financial statements are filed herewith:

    Consolidated Balance Sheet as of June 30, 1997 and
    December 31, 1996                                              Page 3

Consolidated Statements of Operations for the Three
Months Ended June 30, 1997 and 1996                                Page 4

Consolidated Statements of Cash Flows for the Three Months
Ended June 30, 1997 and 1996                                       Page 5



Item 2.  Results of Operations and Management's Discussion
-------  and Analysis of Financial Condition                       Page 6-7

Liquidity and Capital Resources                                    Page 8-9

Other Information                                                  Page 10

Signatures                                                         Page 11


The statements, insofar as they relate to the period subsequent to December 31, 1996 are Unaudited.

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements
     ---------------------------------

                            AMRECORP REALTY FUND III
                      Condensed Consolidated Balance Sheets

                                           June 30      December 31,
                                            1997            1996
                                            -----           ----
                                         (Unaudited)


ASSETS
Real Estate assets, at cost
Land                                     $1,000,000      $1,000,000
Buildings and improvements                6,198,619       6,198,619
                                         -----------     -----------
                                          7,198,619      7,198,619

    Less: Accumulated depreciation       (2,878,375)    (2,746,375)
                                        ------------    -------------
                                          4,320,244      4,452,244


Cash including cash investments                 164       40,820
Restricted Cash                              30,000       30,000
Escrow deposits                              48,425      114,755
Capital replacement reserve                  83,981       92,957
Liquidity reserve                            82,588       82,588
Other assets                                 40,305       13,015
                                            --------     ---------
         TOTAL ASSETS                      $4,605,707   $4,826,379
                                          ============  ============


LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES
Mortgage and notes payable                  $3,088,367      $3,114,512
Note Payable -  Affiliates                     133,944         122,785
Real estate taxes payable                       51,600          98,416
Security deposits                               33,752          35,060
Accounts payable & accrued expenses             50,351          45,429
accrued expenses                            ----------      -----------
                                             3,358,014       3,416,202
                                            ----------      -----------
Partners Capital (Deficit)
Limited Partners                             1,386,881       1,548,740
General  Partner                              (139,188)       (138,563)
                                            -----------     -----------

Total Partners Capital (Deficit)             1,247,693       1,410,177
                                            -----------     ------------


Total Liability And Partners Equity        $4,605,707        $4,826,379
                                          ============      ============



       See notes to Condensed Consolidated Financial Statements

                        AMRECORP REALTY FUND III
             Condensed Consolidated Statement of Operations
                              (Unaudited)


                         Three Months Ended       Six Months Ended
                             June 30,                June 30,
                      -----------------------  --------------------
REVENUES               1997             1996        1997           1996
                       ----             ----        ----           ----
Rental income        $336,622         $352,692     $669,534     $703,587
Other property         14,740           21,756       29,995       36,469
                   ----------      ------------  -----------   ----------
 Total revenues       351,362          374,448      699,529      740,056


EXPENSES
Salaries & wages         74,867     69,827        131,601    132,703
Maintenance & repairs    72,379     61,945        128,780    127,201
Utilities                30,938     35,379         70,514     71,083
Real estate taxes        25,800     23,400         51,600     46,800
General administrative    2,772     14,632         17,367     30,616
Contract services        21,426     25,024         40,494     44,585
Insurance                10,049      9,169         18,524     15,960
Interest                 63,019    211,135        126,303    275,428
Depreciation and         70,926     64,000        141,852    128,000
amortization
Property management      17,570     18,367         34,978     37,434
fees                    -------    -------        --------  --------
    Total expenses      389,746    532,878        762,013    909,810
                       --------   --------       ---------  --------


NET INCOME (LOSS)      ($38,384) ($158,430)      ($62,484) ($169,754)
                     =========== ==========      ========= =========

NET INCOME PER SHARE    $(16.11)   $(66.51)      $(26.23)   $(71.27)
                        ========   ========      ========   ========

       See Notes to Condensed Consolidated Financial Statements

                        AMRECORP REALTY FUND III

               Condensed Consolidated Statement of Cash Flows




                                                      Six Months Ended
                                                           June 30,
                                                    ----------------------
                                                       1997          1996
                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                  ($62,484)     ($169,754)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                        132,000        128,000

Net Effect of changes in operating accounts
Escrow deposits                                       66,330         39,926
Capital replacement reserve                            8,976        144,515
Accrued real estate taxes                            (46,816)       (42,359)
Security deposits                                     (1,308)         3,569
Accounts payable                                       4,922        (12,212)
Other assets                                         (27,290)       (17,940)
                                                  --------------------------
    Net cash provided by operating activities         74,330         73,745
                                                  --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                  (26,145)       (24,105)
Note payable - affiliates                             11,159         (7,017)
Distribution to special limited partner             (100,000)       (47,914)
                                                  --------------------------
       Net cash used by investing activities        (114,986)       (79,036)
                                                  --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                          (40,656)        (5,291)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        40,820         35,124
                                                    ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $164        $29,833
                                                    =======================


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
----------------------------------------------------------
        AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------


Results of Operations

At June 30, 1997 the Partnership owned Las Brisas Apartment a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

FIRST SIX MONTHS 1997 COMPARED TO FIRST SIX MONTHS 1996
-------------------------------------------------------

Revenue from property operations decreased $40,527, or
5.48%, for the first six months of 1997, as compared to the
first six months of 1996.  Decreased occupancy  from 93.5%
in the first six months of 1996  to 87.8% in the first six
months of 1997 accounted for this decrease in rental income
of $34,053 or 4.84%.   The following table illustrates the
components:

                             Increase
                            (Decrease)
                         -----------------

Rental income          $(34,053)     4.84%
Other property          (6,474 )    17.75%
                      ----------   ----------
                       $(40,527)     5.48%
                      ==========   ===========



Property operating expenses: decreased by $147,797 or 16.24% for the first six months of 1997 compared to the first six months of 1996 due primarily to decreased interest expense. General & Administrative decreased by $13,249 or 43.27% . The lower operating costs were partially offset by increases in insurance and real estate taxes. The following table illustrates the components:


                                          Increase
                                         (Decrease)
                                 -------------------------

Salaries & wages                   $(1,102)         0.83%
Maintenance & repairs                1,579          1.24%
Utilities                             (569)         0.80%
Real estate taxes                    4,800         10.26%
General administrative             (13,249)        43.27%
Contract services                   (4,091)         9.18%
Insurance                            2,564         16.07%
Interest                          (149,125)        54.14%
Depreciation and amortization       13,852         10.82%
Property management fees            (2,456)         6.56%
                                  ---------      ---------
Net Increase (Decrease)          $(147,797)        16.24%
                                ===========      =========

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

Revenue from property operations decreased $23,086, or
7.38%, for the second  quarter of 1997, as compared to the
second quarter of 1996.  Decreased occupancy  from 93.0% in
the second  quarter of 1996 to 87.3% in the second quarter
of 1997 accounted for the decrease in rental income of
$16,070 or 5.44%.   The following table illustrates the
components:


                                 Increase
                                (Decrease)
                            -----------------

Rental income               $(16,070)      5.44%
Other income                  (7,016)     40.63%
                           -----------   ----------
Net Increase (Decrease)     $(23,086)      7.38%
                           ==========   ===========



Property operating expenses: decreased by $143,132 or 41.45% from the second quarter of 1996 to second quarter of 1997 due primarily to decreased interest expense. Maintenance and repairs were up $10,434 or 18.64% due to continued deferred maintenance programs. Utilities were down $4,441 or 11.92% due to continued utility conservation efforts. Insurance costs rose $880 or 13.15% due to higher overall insurance costs at the annual renewal. The following table illustrates the components:


                                    Increase
                                   (Decrease)
                            -----------------------
Salaries & wages            $5,040           7.09%
Maintenance & repairs       10,434          18.64%
Utilities                   (4,441)         11.92%
Real estate taxes            2,400           7.62%
General administrative     (11,860)         96.00%
Contract services           (3,598)         50.36%
Insurance                      880          13.15%
Interest                  (148,116)        351.88%
Depreciation and             6,926          10.67%
amortization
Property management fees      (797)          4.89%
                          ----------     -----------
Net Increase (Decrease)  $(143,132)         41.45%
                         ===========     ===========

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

     As of June 30, 1997, the Partnership had $164 in cash and cash equivalents as compared to $40,820 as of December
31, 1996. The net decrease in cash of $40,656 is principally due to distributions to the special limited partner.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,088,367 as of June 30, 1997. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2000, are $53,012, $57,498, $62,363, $67,640 and $73,363 respectively.

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

                              PART II

Item 1.             Legal Proceedings.
------              None

Item 2.             Changes in Securities.
------              None

Item 3.             Defaults upon Senior Securities.
------              None

Item 4.             Submission of Matters to a vote of
------              Security Holders.
                    None

Item 5.             Other Information.
------              None

Item 6.             Exhibits and Reports on Form 8-K.
------

(A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation                     Document Description
-------------------                    ----------------------

     3 Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 33-00152 effective
                                   November 26,1985.

     4 Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 33-00152 effective
                                   November 26,1985.

     9                             Not Applicable.
     10                            None.
     11                            Not Applicable.
     12                            Not Applicable.
     13                            Not Applicable.
     18                            Not Applicable.
     19                            Not Applicable.
     22                            Not Applicable.
     23                            Not Applicable.
     24                            Not Applicable.
     25                            Power of Attorney,incorporated by
                                   reference to Registration Statement
                                   No. 33-00152 effective November 26,1985.

     28                            None.

(B)     Reports on Form 8-K for quarter ended June 30,1997.

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






     Date:     August 11, 1997
               ---------------