Form 10-Q
period 1997-09-30
AMRECORP REALTY FUND III
filed 1997-10-20
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
         -----------------------------------------

     For Quarter Ended September 30, 1997    Commission file number 33-00152

                  AMRECORP REALTY FUND III

   (Exact name of registrant as specified in its charter)

              TEXAS                     75-2045888
              -----                     ----------
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization       Identification
                                         Number)

                6210 Campbell Road Suite 140
                     Dallas, Texas  75248
               -----------------------------

          (Address of principal executive offices)

Registrant's telephone number, including area code:  (972) 380-8000.
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




Item 1.  Financial Statements
------

The following Unaudited financial statements are filed herewith:

Consolidated Balance Sheet as of September 30, 1997 and
December 31, 1996                                                  Page 3

Consolidated Statements of Operations for the Three
Months Ended September 30, 1997 and 1996                           Page 4

Consolidated Statements of Cash Flows for the Three Months
Ended September 30, 1997 and 1996                                  Page 5



Item 2.  Results of Operations and Management's Discussion
-------
and Analysis of Financial Condition                                Page 6

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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements
     --------------------------------

                          AMRECORP REALTY FUND III
                   Condensed Consolidated Balance Sheets

                            September 30          December 31,
                                1997                1996
                                ----                ----
                             (Unaudited)

ASSETS
Real Estate assets, at cost
Land                           $1,000,000        $1,000,000
Buildings and improvements      6,198,619         6,198,619
                                ---------         ---------
                                7,198,619         7,198,619
    Less: Accumulated          (2,944,375)       (2,746,375)
       depreciation             ---------         ---------
                                4,254,244         4,452,244

Cash including cash                 2,269            40,820
investments
Restricted Cash                    30,000            30,000
Escrow deposits                    78,691           114,755
Replacement Reserve                27,199            92,957
Liquidity reserve                  82,588            82,588
Other assets                       28,852            13,015
                               ----------        ----------
         TOTAL ASSETS          $4,503,843        $4,826,379
                               ==========        ==========

LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable     $3,074,891        $3,114,512
Note Payable -  Affiliates        134,319           122,785
Real estate taxes payable          77,400            98,416
Security deposits                  32,964            35,060
Accounts payable &                 56,683            45,429
accrued expenses
                                ---------         ---------
        TOTAL LIABILITIES       3,376,257         3,416,202
                                ---------         ---------
Partners Capital (Deficit)
Limited Partners                 (360,256)         (279,491)
Special Limited Partner         1,628,231         1,828,231
General  Partner                 (140,389)         (138,563)
                                ---------         ---------
Total Partners Capital          1,127,586         1,410,177
(Deficit)
                                ---------         ---------
Total Liability And            $4,503,843        $4,826,379
Partners Equity
                               ==========        ==========

  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)


                        Three  Months        Nine Months
                           Ended               Ended
                         September 30,      September 30,

REVENUES                1997       1996       1997         1996

Rental income         $348,859   $356,134  $1,018,393   $1,057,513

Other property          14,004      9,878      43,999       48,555
                      --------   --------   ---------    ---------
   Total revenues      362,863    366,012   1,062,392    1,106,068

EXPENSES
Salaries & wages        65,245     61,395     196,846      194,098
Maintenance & repairs   71,228     61,776     200,008      188,977
Utilities               30,950     32,290     101,464      103,374
Real estate taxes       25,800     23,400      77,400       70,200
General                  7,025     15,866      24,392       46,482
administrative
Contract services       19,445     23,419      59,939       68,005
Insurance               11,453      8,471      29,977       24,435
Interest                62,747     64,186     189,050      339,612
Depreciation and        70,926     64,000     212,778      192,000
amortization
Property management     18,151     18,679      53,129       56,113
fees
                       -------    -------   ---------    ---------
   Total expenses      382,970    373,482   1,144,983    1,283,296
                       -------    -------   ---------    ---------
NET INCOME (LOSS)     ($20,107)   ($7,470)   ($82,591)   ($177,228)
                       =======     ======     =======     ========


NET INCOME PER SHARE   $ (8.44)   $ (3.14)  $ (34.67)    $ (74.40)
                       =======    =======   ========     ========


  See Notes to Condensed Consolidated Financial Statements



                  AMRECORP REALTY FUND III

       Condensed Consolidated Statement of Cash Flows


                                                      Nine Months
                                                         Ended
                                                     September 30,
                                                     1997      1996

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 ($82,591) ($177,228)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization                      198,000    192,000
Net Effect of changes in operating accounts
Escrow deposits                                     36,064    (11,527)
Capital replacement reserve                         65,758    144,515
Accrued real estate taxes                          (21,016)   (18,959)
Security deposits                                   (2,096)       643
Accounts payable                                    11,254      9,628
Other assets                                       (15,837)    (9,465)
                                                   -------    -------
     Net cash provided by operating activites      189,536    129,607
                                                   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                (39,621)   (36,529)
Note payable - affiliates                           11,534     (5,054)
Distribution to special limited partner           (200,000)   (47,914)
                                                  --------    -------
      Net cash used by investing activities       (228,087)   (89,497)
                                                  --------    -------

NET INCREASE (DECREASE) IN CASH AND CASH          (38,551)     40,110
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     40,820      35,124
                                                   ------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $2,269     $75,234
                                                   ======     =======



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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
---------------------------------------------------------
AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------


Results of Operations
At September 30, 1997 the Partnership owned Las Brisas Apartment a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.


FIRST NINE MONTHS 1997 COMPARED TO FIRST NINE MONTHS 1996
---------------------------------------------------------

Revenue from property operations decreased $43,676, or 3.95%, for the first nine months of 1997, as compared to the first nine months of 1996. Decreased occupancy from 92.5% in the first nine months of 1996 to 88.4% in the first nine months of 1997 accounted for this decrease in rental income
of $39,120 or 3.7%.    The following table illustrates the
components
                          Increase              Percent
                          (Decrease)             Change


Rental income             $(39,120)                 3.70%
Other property              (4,556)                 9.38%
                          --------                  ----
                          $(43,676)                 3.95%
                          ========                  ====




Property operating expenses: decreased by $138,313 or 10.78% for the first nine months of 1997 compared to the first nine months of 1996 due primarily to decreased interest expense. General & Administrative decreased by $22,090 or 47.52% . The lower operating costs were partially offset by increases in insurance and real estate taxes. The following table illustrates the components
                           Increase                  Percent
                          (Decrease)                 Change


Salaries & wages             $2,748                    1.42%
Maintenance & repairs        11,031                    5.84%
Utilities                    (1,910)                   1.85%
Real estate taxes             7,200                   10.26%
General administrative      (22,090)                  47.52%
Contract services            (8,066)                  11.86%
Insurance                     5,542                   22.68%
Interest                   (150,562)                  44.33%
Depreciation and             20,778                   10.82%
amortization
Property management fees     (2,984)                   5.32%
                          ---------                   -----
Net Increase (Decrease)   $(138,313)                   10.78%
                          =========                   ======













THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996
-------------------------------------------------

Revenue from property operations decreased $3,149, or
1..01%, for the second  quarter of 1997, as compared to the
second quarter of 1996.  Decreased occupancy  from 92.0% in
the third quarter of 1996 to 91% in the third quarter of
1997 accounted for the decrease in rental income of $7,275
or 2.46%.    The following table illustrates the components

                   Increase         Percent
                   (Decrease)       Change
                   ---------        ------

Rental income       $(7,275)         2.46%
Other property        4,126         23.89%
                    -------         ------
Net Increase        $(3,149)         1.01%
(Decrease)          =======          ====





Property operating expenses: decreased by $9,488 or 2.75% from the third quarter of 1996 to third quarter of 1997 due primarily to decreased general and administrative expenses. Maintenance and repairs were up $9,452 or 16.89% due to continued deferred maintenance programs. Contract Services were down $3,974 or 55.63% due to reduced lawn care expenses. Insurance costs rose $2,982 or 44.57% due to higher overall insurance costs at the annual renewal. The following table illustrates the components

                   Increase         Percent
                   (Decrease)        Change
                   ---------        -------

Salaries & wages     $3,850         5.42%
Maintenance &         9,452        16.89%
repairs
Utilities            (1,340)        3.60%
Real estate taxes     2,400         7.62%
General              (8,841)       71.56%
administrative
Contract services    (3,974)       55.63%
Insurance             2,982        44.57%
Interest             (1,439)        3.42%
Depreciation and      6,926        10.67%
amortization
Property               (528)        3.24%
management fees
                     ------        ------
Net Increase         $9,488         2.75%
(Decrease)
                    =======        ======


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     On July 31, 1986 the Partnership purchased the Las Brisas Apartments. The purchase provided for the sellers to receive cash at closing and notes totaling $660,000. On September 30, 1987 the principal balance due totaled $210,000. In order to obtain the necessary proceeds to finally retire these notes the General Partners offered 254 Units of the Partnership to two investors at the price of $200,660. No commissions were taken nor did the General Partner receive any fees in connection with these interests. The Partnership then obtained short term financing from Resource Savings Association totaling $260,000, bearing interest at the rate of 2% over prime and payable quarterly together with principal payments of $15,000 each. Security for the loan was provided by a $100,000 certificate of deposit and the personal guaranties of the Partnership's General Partners. In September, 1991 Mr. Werra paid $40,750 in satisfaction of his personal guaranty of the Partnership loan.

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

     As of September 30, 1997, the Partnership had $2,269 in cash and cash equivalents as compared to $40,820 as of December 31, 1996. The net decrease in cash of $38,551 is principally due to distributions to the special limited partner.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,074,891 as of September 30, 1997. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2000, are $53,012, $57,498, $62,363, $67,640 and $73,363 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $1,628,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1996 and 1995, the Special Limited Partner received distributions from the Partnership totaling
$195,002 and $170,000, respectively. During 1997,   the
Special Limited Partner received distributions from the Partnership totaling $200,000.


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

     28                            None.

(B)  Reports on Form 8-K for quarter ended September 30, 1997.

     1.                            None.


                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMRECORP REALTY FUND III
                         LBAL, Ltd.,  General Partner



                         By:  /s/ Robert J. Werra
                              -------------------
                              Robert J. Werra,
                              President






     Date:     October 17, 1997