Form 10-K
period 1997-12-31
AMRECORP REALTY FUND III
filed 1998-04-01
CIK 776813

                         FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           ANNUAL REPORT

 Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                               1934

            For the Fiscal Year ended December 31, 1997
                  Commission file number 33-00152

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

PART I

Item 1. Business

     The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 3O, 1985 and amended on November 21, 1985. On December 31, 1997, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 272 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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


Competition and Other Factors

The majority of the Property's leases are of six to twelve month terms. Accordingly, operating income is highly susceptible to varying market conditions. Occupancy and local market rents are driven by general market conditions which include job creation, new construction of single and multi-family projects, and demolition and other reduction in net supply of apartment units.

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

Item 2. Properties


At December 31, 1997 the Partnership owned Las Brisas Apartment, a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately
19.11 acres of land.

The property is encumbered by a mortgage note payable in monthly installments of principal and interest through December 31, 2003, when a lump-sum payment of approximately $2,642,000 is due. For information regarding the encumbrances to which the property is subject and the status of the related mortgage loans, see " Management`s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note 3 to the Financial Statements and
Schedule Index contained in Item 8.


                          Occupancy Rates

                             Per Cent


          1993   1994   1995   1996   1997
Las      89.90% 90.30% 92.40% 91.70% 84.80%
Brisas


Item 3.  Legal Proceedings


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

                              PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1997 there were approximately 272 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 1997 and 1996, the Special Limited Partner received distributions from the Partnership totaling $183,000 and $195,002 respectively.

An analysis of income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS INCOME GAIN LOSS   CASH DISTRIBUTED
1986   $0   $0 $186       $0
1987    0    0  286        0
1988    0    0  310        0
1989    0    0  278        0
1990    0    0  231        0
1991    0    0  142        0
1992    0    0   0         0
1993    0   153 162        0
1994    24   0   0         0
1995    0    0   5         0
1996    20   0   0         0
1997    0    0  (21)       0

Item 6.   Selected Financial Data

The following table sets forth selected financial data regarding the Partnership's results of operations and financial position as of the dates indicated. this information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 hereof and the financial Statements and notes thereto contained in Item 8.

                   Year Ended December 31,
             (in thousands except unit and per
                       unit amounts)

                                      1997   1996   1995   1994   1993

Limited Partner Units                2,382  2,382   2,382  2,382  2,382
  Outstanding - Basic
Statement of Operations
     Total Revenues                 $1,430  $1,472  $1,391 $1,307 $1,194



Net Income (Loss) before              (52)     56    (30)     20   (218)
extraordinary items

Extraordinary Item-loss on              0       0      0       0   (183)
extinguishment of debt

Net Income (Loss)                     (52)     56    (30)     20    (35)

Limited Partner Net Income(Loss)    (21.49)   23.21  (12.34)  8.13 (14.43) (a)
per Unit - Basic

Cash Distributions to Limited           0       0       0      0      0
Partners per Unit - Basic


Balance Sheet:
Real Estate, net                      $4,254   $4,452 $4,604  $4,789 $4,965

Total Assets                           4,567    4,826  5,010   5,269  5,327
Assets

Mortages Payable                        3,061   3,115  3,163   3,209  3,250

Partner's Equity                        1,175   1,410  1,549   1,749  1,804



     (a) For Federal Income Tax purposes only income was reallocated in accordance with 704(b) and the regulations promulgated thereunder of the Internal Revenue Code of 1986 as amended.

Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information".

Results of Operations: 1997 VERSUS 1996 -

Revenue from Property Operations decreased $41,475 or 2.82% as compared to 1996, principally due to an increase in vacancy resulting from increased competition in the apartment rental markets in Abilene, Texas. The following table illustrates the increases or (decreases):


                  Increase
                  (Decrease)

Rental income     $(42,321)
Other                846
Net  Decrease     $(41,475)



Property operating expenses for 1997 increased $66,083 or 4.67% Repair and maintenance expenses increased from 1996 by $41,235 or 21.07% primarily due to various preventative maintenance programs. Real estate taxes increased $9,376 or 9.53% primarily due to an increase in the assessed valuation of the property. Interest expense decreased by $3,855 from 1996 due to normal principal amortization. Property management fees are paid to an affiliated entity and represents 4% of gross operating revenues (see Note 4 to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                  Increase
                  (Decrease)

Payroll             $439
Utilities            693
Real estate taxes  9,376
Repairs and       41,235
Maintenance
General &          7,822
Administration
Interest          (3,885)
Depreciation and  12,477
amortization
Property          (2,074)
management fees
Net Increase      $66,083

Results of Operations: 1996 VERSUS 1995 -

Revenue from Property Operations increased $80,842 or 5.81% as compared to 1995, principally due to an increase in rents resulting from improvements in the apartment rental markets in Abilene, Texas.

                  Increase
Rental income     $67,758
Other             13,084
Net Increase      $80,842



Property operating expenses for 1996 decreased $4,704 or 0.33 %. Payroll decreases were primarily the result of outsourcing landscaping labor costs. Repair and maintenance expenses decreased from 1995 by $33,607 or 14.66% primarily due to non recurring repairs incurred in 1995. Interest expense decreased by $3,696 from 1995 due to normal principal amortization. Utilities increased by $9,273 or 5.91% due primarily to increased cable costs. Property management fees are paid to an affiliated entity and represents 4% of gross operating revenues (see Note 4 to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                  Increase
                  (Decrease)

Payroll           $(17,393)
Utilities          9,273
Real estate taxes  9,257
Repairs and       (33,607)
 maintenance
General &          14,703
Administration
Interest          (3,696)
Depreciation and   12,717
amortization
Property           4,042
management fees
Net  Decrease     $(4,704)

Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 1997, the Partnership had $5,212 in cash and cash equivalents as compared to $40,820 as of December 31, 1996. The net decrease in cash of $35,608 is principally due to the net loss from operations and $183,000 in distributions on special limited partner equity (see Note 4 to Financial Statements and Schedule Index contained in Item 8.)

The property is encumbered by a non-recourse mortgage with a principal balance of $3,061,499 as of December 31, 1997. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2001, are $57,498, $62,363 $67,640, $73,363, and $79,571 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments ( excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $1,645,231 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1997 and 1996, the Special Limited Partner received distributions from the Partnership totaling $183,000 and $195,002, respectively.

Year 2000

The partnership anticipates that it will not incur any costs associated with its computers and building operating systems as it relates to the conversion to the year 2000.

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

AMRECORP REALTY FUND III
(A TEXAS LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE
INDEX


                                                               Page

INDEPENDENT AUDITORS' REPORT                                    1

BALANCE SHEETS                                                  2

STATEMENTS OF OPERATIONS                                        3

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                        4

STATEMENTS OF CASH FLOWS                                        5

NOTES TO FINANCIAL STATEMENTS                                  6-10

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION       11-12

INDEPENDENT AUDITORS' REPORT


To the General Partner
   and Limited Partners
Amrecorp Realty Fund III
Dallas, Texas

We have audited the balance sheets of Amrecorp Realty Fund III (a Texas limited partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Amrecorp Realty Fund III at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/S/DELOITTE & TOUCHE LLP

Dallas, Texas

February 23, 1998

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS                                           1997       1996

INVESTMENTS IN REAL ESTATE, AT COST:
   Land                                        $1,000,000  $1,000,000
   Buildings and improvements                  6,279,703   6,198,619

                                               7,279,703  7,198,619

   Less accumulated depreciation              (3,025,392)  (2,746,375)

                                               4,254,311   4,452,244

CASH AND CASH EQUIVALENTS                         5,212     40,820

RESTRICTED CASH                                  30,000     30,000

ESCROW DEPOSITS                                 115,612    114,755

CAPITAL REPLACEMENT RESERVE                      54,109     92,957

LIQUIDITY RESERVE                                90,503     82,588

OTHER ASSETS                                     17,064     13,015

TOTAL                                          $4,566,811  $4,826,379


LIABILITIES AND PARTNERS' EQUITY

MORTGAGE PAYABLE                               $3,061,499  $3,114,512

ACCRUED INTEREST PAYABLE                           20,793    21,153

ACCOUNTS PAYABLE                                   38,296    24,276

REAL ESTATE TAXES PAYABLE                         107,792    98,416

DUE TO AFFILIATES                                 128,449   122,785

SECURITY DEPOSITS                                  34,514    35,060

                                                3,391,343 3,416,202

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY                                1,175,468 1,410,177

TOTAL                                          $4,566,811 $4,826,379


See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                        1997       1996      1995

INCOME:
   Rentals                           $1,353,969 $1,396,290 $1,328,532
   Other                                76,321      75,475     62,391

           Total income               1,430,290  1,471,765   1,390,923

OPERATING EXPENSES:
   Payroll                            268,872    268,433   285,826
   Utilities                          166,870    166,177   156,904
   Real estate taxes                  107,792     98,416    89,159
   Repairs and maintenance            236,949    195,714   229,321
   General and administrative          99,132     91,310    76,607
   Interest                           251,853    255,738   259,434
   Depreciation and amortization      279,017    266,540   253,823
   Management fees                     71,514     73,588    69,546

           Total operating expenses   1,481,999 1,415,916   1,420,620

NET INCOME (LOSS)                     $(51,709)  $55,849    $(29,697)

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT - Basic           $(21.49)   $ 23.21   $(12.34)

LIMITED PARTNERSHIP UNITS OUTSTANDING -
   Basic                                2,382      2,382     2,382


See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                      Special
                             General  Limited    Limited
                             Partner  Partners   Partners  Total

BALANCE, JANUARY 1, 1995      $(138,824)$2,193,233$(305,382)$1,749,027

   Distributions               -         (170,000)      -  (170,000)

   Net loss                    (297)    -        (29,400)  (29,697)

BALANCE, DECEMBER 31, 1995    (139,121)   2,023,233 (334,782) 1,549,330

   Distributions               -       (195,002)       -      (195,002)

   Net income                    558       -          55,291    55,849

BALANCE, DECEMBER 31, 1996    (138,563)    1,828,231 (279,491) 1,410,177

   Distributions               -      (183,000)     -           (183,000)

   Net loss                    (517)    -        (51,192)  (51,709)

BALANCE, DECEMBER 31, 1997     $(139,080)$1,645,231   $(330,683)$1,175,468


See notes to financial statements.

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                            1997        1996    1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       $(51,709)  $ 55,849 $ (29,697)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization        279,017 266,540  253,823
      Change in assets and liabilities:
         Restricted cash                        -       -   (30,000)
         Escrow deposits                    (857)  20,746   (7,835)
         Other assets                      (4,049)  (795)      495
         Accrued interest payable           (360)   (332)    (306)
         Security deposits                  (546)     867    2,989
         Accounts payable                  14,020  (2,022)  (12,732)
         Real estate taxes payable          9,376   9,257   (6,179)

                                           296,601 294,261  200,255

           Net cash provided by operating activities
                                          244,892   350,110 170,558

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital replacement reserve             38,848  51,558   44,929
   Investments in real estate              (81,084) (114,614) (68,867)

           Net cash used in investing activities (42,236) (63,056) (23,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgages and notes payable (53,013) (48,876)    (45,154)
   Net proceeds from (payments on) amounts
    due affiliates                            5,664 (3,725)      2,372
   Liquidity reserve                         (7,915) (3,755)     (765)
   Distributions                           (183,000) (195,002)    (170,000)

           Net cash used in
            financing activities           (238,264) (251,358)   (213,547)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                             (35,608)  35,696       (66,927)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                 40,820      5,124      72,051

CASH AND CASH EQUIVALENTS, END OF YEAR     $5,212     $40,820     $5,124

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the year for interest  $252,213   $ 256,070 $ 263,599


See notes to financial statements.

AMRECORP REALTY FUND III
(A TEXAS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

   Income Taxes - No provision has been made for income taxes, since these taxes are the responsibility of the individual partners. For tax purposes, the basis of the Partnership assets is $2,446,000 at December 31, 1997.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

   Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Univesco, Inc. ("Univesco"), an affiliate of the special limited partner, Robert J. Werra, and the management agent, maintains a single controlled disbursement account for all properties managed by Univesco. Funds are transferred at the time of cash disbursements from the project's operating account to the controlled disbursement account to reimburse checks issued.

   Restricted Cash - Restricted cash consists of tenant security deposits which are maintained in a separate account in accordance with the mortgage agreement.

   Computation of Earnings per Unit - The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Comparative earnings per unit data have been restated to conform to the adoption of this new standard. Basic earnings per unit is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution would be computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units and equivalent units outstanding. The Partnership has no equivalent units outstanding for any period presented.

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

   Other - SFAS No. 130, "Reporting on Comprehensive Income," was issued in June 1997 and establishes standards for reporting and presenting comprehensive income in financial statements. It is effective for periods beginning after December 15, 1997, and will be adopted by the Partnership effective January 1, 1998. The Partnership anticipates the adoption of SFAS No. 130 will not have any impact on its current disclosures.

   Also issued in June 1997 was SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosure by the Partnership and will be effective for the Partnership beginning January 1, 1998.

   SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued in February 1998 and revises disclosures about pension and other postretirement benefit plans. It is effective for periods beginning after December 15, 1997, and will be adopted by the Partnership effective January 1, 1998. As the Partnership does not have any such benefit plans, the adoption will not have any impact on its current disclosures.

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

   LBAL, Inc., a Texas corporation wholly owned by Mr. Robert J. Werra, is the general partner; Mr. Werra is the first special limited partner and third special limited partner. An affiliate of the general partner is the second special limited partner. An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were issued and outstanding during the years ended December 31, 1997, 1996 and 1995. Under the terms of the partnership agreement, no additional limited partner units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as outlined above.

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

   All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to the special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. Any additional available cash will be distributed in accordance with the partnership agreement. During 1997, 1996 and 1995, distributions of $183,000, $195,002 and $170,000, respectively, were made to the special limited partners in accordance with this agreement.

3. MORTGAGE PAYABLE

   The mortgage payable at December 31, 1997 and 1996, consisted of an 8.15% mortgage note which is payable in monthly principal and interest installments of $25,408 through December 2003, at which time a lump-sum payment of approximately $2,642,000 is due.

   The mortgage payable, which had a balance of $3,061,499 and $3,114,512 as of December 31, 1997 and 1996, respectively, is collateralized by the investments in real estate.

   The following sets forth the required principal payments due under the Partnership's mortgage for the next five years and thereafter:

    1998                                                 $57,498
    1999                                                  62,363
    2000                                                  67,640
    2001                                                  73,363
    2002                                                  79,571
    Thereafter                                         2,721,064

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

                                           1997     1996    1995

    Property management fees            $57,211 $58,870  $55,637
    Partnership fees                     14,303  14,718   13,909

   Upon sale of a property, the Partnership will pay a real estate commission to the general partner or their affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price.

5. RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

   If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principles, the excess of expenses over revenues for 1997 would have been as follows:

    Net loss per accompanying financial statements            $(51,709)
    Add - book basis depreciation expense using straight-line method
                                                               279,017
    Deduct - income tax basis amortization of loan costs       (19,705)
    Deduct - income tax basis depreciation expense using ACRS method
                                                              (240,898)

    Excess of expenses over revenues, accrual income tax basis $(33,295)

6. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities.

   Management has reviewed the carrying values of its mortgage payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that its carrying value approximates its estimated fair value as of December 31, 1997 and 1996.

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

                                 ******

AMRECORP REALTY FUND III
(A Texas Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997


                   Initial Cost
                  to Partnership

                               Buildings,
                              Improvements,          Total Cost
              Encum-          and Furniture         Subsequent To
Description   brances   Land  and Fixtures           Acquisition

Twenty-eight two-story apartment
buildings of concrete block
construction on with brick veneer,
stucco and wood siding
exterior, and composition
shingled roofs located in
Abilene, Texas
                (b)    $1,000,000     $5,721,811      $557,892




               Gross Amounts at Which
               Carried at Close of Period

                 Buildings,
                 Improvemnts,
                 and Furniture              Accumulated
      Land        and Fixtures       Total  Depreciation
                                    (c) (d)      (c)



     $1,000,000    $6,279,703      $7,279,703    $3,025,392




                                   Life on Which
     Date of       Date            Depriciation
     Construction  Acquired        Is Computed



     Complete at
     date acquired                  7/31/86  (a)




See notes to Schedule III.

AMRECORP REALTY FUND III
(A TEXAS LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued) DECEMBER 31, 1997


NOTES TO SCHEDULE III:

(a)See Note 1 to financial statements outlining depreciation methods and lives.

(b)See description of mortgages and note payable in Note 3 to the financial statements.

(c)Reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995.

                                           Investments in   Accumulated
                                            Real Estate     Depreciation

    BALANCE, JANUARY 1, 1995                   $7,015,138   $ 2,226,012

       Additions during the year:
          Acquisitions                            68,867            -
          Depreciation expense                      -           253,823

    BALANCE, DECEMBER 31, 1995                 7,084,005      2,479,835

       Additions during the year:
          Acquisitions                           114,614          -
          Depreciation expense                     -            266,540

    BALANCE, DECEMBER 31, 1996                 7,198,619      2,746,375

       Additions during the year:
          Acquisitions                            81,084           -
          Depreciation expense                     -            279,017

    BALANCE, DECEMBER 31, 1997                    $7,279,703   $3,025,392


(d)Aggregate cost of real estate for federal income tax purposes is $5,829,703.

Item 9.  Disagreements on Accounting and Financial Disclosure

    The Registrant has not been involved in any disagreements on accounting and financial disclosure.



PART III

Item 10.  Directors and Executive Officer of the Partnership

     The Partnership itself has no officers or directors. LBAL, Inc., a Texas Corporation, which is wholly owned by Robert J. Werra, is the General Partner of the Partnership.

     Robert J. Werra, 59, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of Partnership.

Item 11.  Management Remuneration and Transactions

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

          For the Fiscal year ended December 31, 1997, 1996 and 1995, property management fees earned totaled $57,211, $58,870 and $55,637, respectively.
An additional administration service fee was paid to the general partner of $14,303, $14,718 and $13,909 for the years ended December 31, 1997,
1996 and 1995 respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

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

Title of            Name and Address       Amount and Nature      Percent of
Class               of Beneficial Owner    of Beneficial OwnershipClass

Limited        Robert J. Werra                    10 units          .42%
Partnership         6210 Campbell Road,  Suite 140
Interest            Dallas, TX  75248

(c)
     There is no arrangement, known to the Partnership, which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relations and Related Transactions

     As stated in item 11., the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the general partner receives 1% of partnership income and loss and up to 15%of Net Proceeds received from the sale or refinancing of Partnership Properties (after return of Limited Partner capital contributions and payment of a Current Distribution Preference thereon).

     Univesco, Inc. (an affiliate of the General Partner), is entitled to receive a management fee with respect to the Properties. For residential Properties (including all leasing and releasing fees and fees for leasing-related services), the lesser of 5% of gross receipts of the Partnership from such Properties or an amount which is competitive in price and terms with other non-affiliated persons rendering comparable services which could reasonably be made available to the Partnership. The Partnership is also permitted to engage in various transactions involving affiliates of the general partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at pages 18-20 and "Allocation of Net Income and Losses and Cash Distributions" at pages 49-51 of the definitive Prospectus, incorporated in the form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective of November 26, 1985 and incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 10-
K

     (A)  1.   Financial Statements

               The financial statements of Amrecorp Realty Fund III are included in Part II, Item 8.

          2.   Financial Statements and Schedules

               All schedules for which provision is made is the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is presented in the financial statements or related notes, and therefore have been omitted.

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 1997.

          None.

     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 33-00152 effective November 26, 1985

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement N. 33-00152 effective November 26, 1985.

          9.   Not Applicable.

          10.  None.

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

                                   AMRECORP REALTY FUND III

                                   LBAL, Ltd., General Partner


                                   By: _________________________
                                        Robert J. Werra, President

March 30, 1998