Form 10-Q
period 1998-03-31
AMRECORP REALTY FUND III
filed 1998-04-22
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For Quarter Ended March 31, 1998   Commission file number 33-00152

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

    Consolidated Balance Sheet as of March 31, 1998 and
    December 31, 1997                                 Page 3

Consolidated Statements of Operations for the Three
Months Ended March 31, 1998 and 1997
                                                      Page 4

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 1998 and 1997                         Page 5



Item 2.  Results of Operations and Management's Discussion
and Analysis of Financial Condition                   Page 6

Liquidity and Capital Resources                       Page 7 & 8

Other Information                                     Page 9

Signatures                                            Page 10


The statements, insofar as they relate to the period subsequent to December 31, 1997 are Unaudited.




PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets
                            March 31,       December 31,
                              1998              1997
                           (Unaudited)

ASSETS
Real Estate assets, at cost
Land                       $1,000,000      $1,000,000

Buildings and improvements  6,279,703       6,279,703
                            ---------       ---------
                            7,279,703       7,279,703

    Less: Accumulated      (3,095,392)     (3,025,392)
       depreciation         ---------      ----------
                            4,184,311       4,254,311


Cash including cash             4,770          5,212
investments
Restricted Cash                30,000         30,000
Escrow deposits                42,208        115,612
Replacement Reserve            74,789         54,109
Liquidity reserve              90,503         90,503
Other assets                   17,711         17,064
                            ---------     ----------
         TOTAL ASSETS      $4,444,292     $4,566,811



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable $3,047,465      $3,061,499

Note Payable -  Affiliates    144,819         128,449
Real estate taxes payable      28,350         107,792
Security deposits              35,340          34,514
Accounts payable &             67,702          59,089
accrued expenses
                           ----------      ----------
                            3,323,676       3,391,343
                           ----------      ----------
Partners Capital (Deficit)
Limited Partners             (384,986)       (330,683)

Special Limited Partner     1,645,231       1,645,231

General  Partner             (139,629)       (139,080)
                           ----------      ----------

Total Partners Capital      1,120,616       1,175,468
(Deficit)                  ----------      ----------


Total Liability And        $4,444,292      $4,566,811
Partners Equity
                           ==========      ==========

  See notes to Condensed Consolidated Financial Statements





                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)



                         Three Months Ended
                             March 31,
REVENUES                 1998         1997

Rental income          $330,256     $332,912
Other property           11,763       15,255
    Total revenues      342,019      348,167

EXPENSES
Salaries & wages         58,961       56,734
Maintenance & repairs    76,577       56,401
Utilities                38,990       39,576
Real estate taxes        28,350       25,800
General administrative   14,344       14,595
Contract services        17,980       19,068
Insurance                11,453        8,475
Interest                 62,189       63,284
Depreciation and         70,926       70,926
amortization
Property management      17,101       17,408
fees
    Total expenses      396,871      372,267
                        -------      -------

NET INCOME (LOSS)      ($54,852)    ($24,100)
                       ========     ========


NET INCOME PER SHARE   $(23.03)     $(10.12)
                       =======      =======


  See Notes to Condensed Consolidated Financial Statements



                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited
                                                     Three Months Ended
                                                         March 31,
                                                     1998    1997

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                  ($54,852)   ($24,100)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization                        70,000      66,000
Net Effect of changes in operating accounts
Escrow deposits                                      73,404      67,891
Capital replacement reserve                         (20,680)     29,656
Accrued real estate taxes                           (79,442)    (72,616)

Security deposits                                       826       1,242
Accounts payable                                      8,613       2,091
Other assets                                           (647)      8,473
                                                     ------      ------
    Net cash provided by operating activities        (2,778)     78,637
                                                     ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                 (14,034)    (12,940)
Note payable - affiliates                            16,370      10,101
                                                    -------      ------
      Net cash used by investing activities           2,336      (2,839)
                                                    -------      ------
NET INCREASE (DECREASE) IN CASH AND CASH               (442)     75,798
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        5,212      40,820
                                                    -------      ------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $4,770    $116,618
                                                     ======     =======


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



Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION


Results of Operations
At March 31, 1998 the Partnership owned Las Brisas Apartment a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

FIRST THREE MONTHS 1998 COMPARED TO FIRST THREE MONTHS 1997
-----------------------------------------------------------

Revenue from property operations decreased $6,148, or 1.97%, for the first three months of 1998, as compared to the first three months of 1997. Decreased occupancy from 85.3% in the first three months of 1998 to 88.3 % in the first three months of 1997 accounted for this decrease in
rental income of $2,656 or 0.9%.   The following table
illustrates the components:

                   Increase         Percent
                  (Decrease)        Change


Rental income      $(2,656)          0.90%
Other property      (3,492)         20.22%
                   -------          -----
Net Increase       $(6,148)         1.97%
(Decrease)
                   =======          ====



Property operating expenses: increased by $24,604 or 7.12%
for the first three months of 1998 compared to the first
three months of 1997 due primarily to increased maintenance
and repairs expense. The following table illustrates the
components:
                   Increase         Percent
                  (Decrease)        Change

Salaries & wages    $ 2,227          3.13%
Maintenance &        20,176         36.05%
repairs
Utilities              (586)         1.57%
Real estate taxes     2,550          8.10%
General                (251)         2.03%
administrative
Contract services    (1,088)        15.23%
Insurance             2,978         44.51%
Interest             (1,095)         2.60%
Property               (307)         1.88%
management fees
                     ------         ------
Net Increase        $24,604          7.12%
(Decrease)
                    =======         ======



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

     As of March 31, 1998, the Partnership had $4,770 in cash and cash equivalents as compared to $5,212 as of December 31, 1997. The net decrease in cash of $442 is principally due to distributions to the special limited partner.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,047,465 as of March 31, 1998. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2002, are $57,498, $62,363, $67,640, $73,363 and $79,571 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $1,645,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1997 and 1996, the Special Limited Partner received distributions from the Partnership totaling $183,000 and $195,002, respectively.



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

     28                            None.
(B)       Reports on Form 8-K for quarter ended March 31, 1998.
     1.                            None.







                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMRECORP REALTY FUND III
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 22, 1998








































THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Revenue from property operations decreased $3,149, or 1..01%, for the second quarter of 1997, as compared to the second quarter of 1996. Decreased occupancy from 92.0% in the third quarter of 1996 to 91% in the third quarter of 1997 accounted for the decrease in rental income of $7,275
or 2.46%..    The following table illustrates the components

                   Increase         PerCe
                                      nt
                   (Decreas         Chang
                      e)              e

Rental income       (7,275)         2.46%
Other property        4,126         23.89
                                        %
Net Increase        (3,149)         1.01%
(Decrease)





Property operating expenses: decreased by $9,488 or 2.75% from the third quarter of 1996 to third quarter of 1997 due primarily to decreased general and administrative expenses. Maintenance and repairs were up $9,452 or 16.89% due to continued deferred maintenance programs. Contract Services were down $3,974 or 55.63% due to reduced lawn care expenses. Insurance costs rose $2,982 or 44.57% due to higher overall insurance costs at the annual renewal. The following table illustrates the components

                   Increase         Perce
                                       nt
                   (Decreas         Chang
                      e)                e

Salaries & wages      3,850         5.42%
Maintenance &         9,452         16.89
repairs                                 %
Utilities           (1,340)         3.60%
Real estate taxes     2,400         7.62%
General             (8,841)         71.56
administrative                          %
Contract services   (3,974)         55.63
                                        %
Insurance             2,982         44.57
                                        %
Interest            (1,439)         3.42%
Depreciation and      6,926         10.67
amortization                            %
Property              (528)         3.24%
management fees
Net Increase          9,488         2.75%
(Decrease)