Form 10-Q
period 1998-06-30
AMRECORP REALTY FUND III
filed 1998-08-06
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 1998    Commission file number 33-00152

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

                         Yes:__Y__      No:_____


                REGISTRANT IS A LIMITED PARTNERSHIP


                        TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

    Consolidated Balance Sheet as of June 30, 1998 and
    December 31, 1997                                             Page 3

Consolidated Statements of Operations for the Three and Six
Months Ended June 30, 1998 and 1997                               Page 4
Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 1998 and 1997                                      Page 5



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



PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets

                            June 30,         December 31,
                              1998               1997
                           (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                   $1,000,000           $1,000,000
Buildings and improvements              6,279,703            6,279,703
                                        7,279,703            7,279,703
 Less: Accumulated depreciation        (3,165,392)          (3,025,392)

                                        4,114,311            4,254,311

Cash including cash investments            17,710                5,212
Restricted Cash                            30,000               30,000
Escrow deposits                            51,306              115,612
Replacement Reserve                        59,142               54,109
Liquidity reserve                          90,503               90,503
Other assets                               26,762               17,064
         TOTAL ASSETS                  $4,389,734           $4,566,811


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable            $3,033,142           $3,061,499
Note Payable -  Affiliates               124,103              128,449
Real estate taxes payable                 56,700              107,792
Security deposits                         40,283               34,514
Accounts payable &                        67,855               59,089
accrued expenses

                                       3,322,083            3,391,343
Partners Capital (Deficit)
Limited Partners                        (417,622)            (330,683)
Special Limited Partner                1,625,231            1,645,231
General  Partner                        (139,958)            (139,080)

Total Partners Capital (Deficit)       1,067,651            1,175,468



Total Liability And                   $4,389,734           $4,566,811
Partners Equity

  See notes to Condensed Consolidated Financial Statements




                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)

                         Three Months Ended          Six Months Ended
                             June 30,                   June 30,
REVENUES                 1998         1997          1998       1997

Rental income           344,638     $336,622   $674,894   $669,534
Other property           19,497       14,740     31,260     29,995
    Total revenues      364,135      351,362    706,154    699,529

EXPENSES
Salaries & wages         63,844       74,867    122,805    131,601
Maintenance & repairs    75,587       72,379    152,164    128,780
Utilities                32,178       30,938     71,168     70,514
Real estate taxes        28,350       25,800     56,700     51,600
General administrative   15,223        2,772     29,567     17,367
Contract services        24,007       21,426     41,987     40,494
Insurance                 8,729       10,049     20,182     18,524
Interest                 61,901       63,019    124,090    126,303
Depreciation and         69,074       70,926    140,000    141,852
amortization
Property management      18,207       17,570     35,308     34,978
fees
    Total expenses      397,100      389,746    793,971    762,013


NET INCOME (LOSS)      ($32,965)    ($38,384)  ($87,817)  ($62,484)



NET INCOME PER SHARE   $ (13.84)  $  (16.11) $  (36.87)  $ (26.23)





  See Notes to Condensed Consolidated Financial Statements



                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited
                                                     Six Months Ended
                                                     June 30,
                                                     1998   1997

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                  ($87,817) ($62,484)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                      140,000    132,000
Net Effect of changes in operating accounts
Escrow deposits                                     64,306     66,330
Capital replacement reserve                         (5,033)     8,976
Accrued real estate taxes                          (51,092)   (46,816)
Security deposits                                    5,769     (1,308)
Accounts payable                                     8,766      4,922
Other assets                                        (9,698)   (27,290)
    Net cash provided by operating activities       65,201     74,330

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                (28,357) (26,145)
Note payable - affiliates                           (4,346)  11,159
Distribution to special limited partner            (20,000) (100,000)
      Net cash used by investing activities        (52,703) (114,986)

NET INCREASE (DECREASE) IN CASH AND CASH            12,498   (40,656)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       5,212    40,820

CASH AND CASH EQUIVALENTS, END OF PERIOD           $17,710      $164




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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At June 30, 1998 the Partnership owned Las Brisas
Apartments, a 376 unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

FIRST SIX MONTHS 1998 COMPARED TO FIRST SIX MONTHS 1997

Revenue from property operations increased $6,625, or 0.95%, for the first six months of 1998, as compared to the first six months of 1997. Increased occupancy to 88.2% in the first six months of 1998 from 87.8 % in the first six months of 1997 accounted for this increase in rental income
of $5,360 or 0.8%.   The following table illustrates the
components:

                          Increase           Per Cent
                          (Decrease)         Change

Rental income              5,360           0.80%
Other property             1,265           4.22%
                           6,625           0.95%



Property operating expenses: increased by $31,958 or 4.19%
for the first six months of 1998 compared to the first six
months of 1997 due primarily to increased maintenance and
repairs of $23,384 or 18.16%.   The following table
illustrates the components:

                          Increase
                          (Decrease)

Salaries & wages           (8,796)          6.68%
Maintenance & repairs       23,384         18.16%
Utilities                      654          0.93%
Real estate taxes            5,100          9.88%
General administrative      12,200         70.25%
Contract services            1,493          3.69%
Insurance                    1,658          8.95%
Interest                   (2,213)          1.75%
Depreciation and           (1,852)          1.31%
amortization
Property management fees       330          0.94%
Net Increase (Decrease)     31,958          4.19%












SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

Revenue from property operations increased $12,773, or 4.08%, for the second quarter of 1998, as compared to the second quarter of 1997. Increased occupancy from 87.3% in the second quarter of 1997 to 91% in the second quarter of 1998 accounted for the increase in rental income of $8,016
or 2.71%..    The following table illustrates the components

                   Increase          Per Cent
                   (Decrease)         Change

Rental income         8,016         2.71%
Other property        4,757         27.54
                                        %
Net Increase         12,773         4.08%
(Decrease)




Property operating expenses: increased by $7,354 or 2.13% from the second quarter of 1997 to the second quarter of 1998 due primarily to increased general and administrative expenses of $12,451 or 100.79%. The G & A expenses increased due to higher costs for credit report verifications. Insurance costs fell $1,320 or 19.73% due to lower overall insurance costs at the annual renewal. The following table illustrates the components:

                   Increase
                   (Decrease)

Salaries & wages                  (11,023)         15.51%
Maintenance & repairs               3,208           5.73%
Utilities                           1,240           3.33%
Real estate taxes                   2,550           8.10%
General administrative             12,451         100.79%
Contract services                   2,581          36.13%
Insurance                          (1,320)         19.73%
Interest                           (1,118)          2.66%
Depreciation and                   (1,852)          2.85%
amortization
Property management fees              637           3.91%
Net Increase (Decrease)             7,354           2.13%



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

     As of June 30, 1998, the Partnership had $17,710 in cash and cash equivalents as compared to $5,212 as of December 31, 1997. The net increase in cash of $12,498 the increase was due to cash flow from property operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,047,465 as of June 30, 1998. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the three years ending December 31, 2002, are $62,363, $67,640, and $73,363, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $1,625,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1997 and 1996, the Special Limited Partner received distributions from the Partnership totaling $183,000 and $195,002, respectively.

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

Item 5.             Other Information.
                    None

Item 6.             Exhibits and Reports on Form 8-K.

(A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation                     Document Description

     3                             Certificate of Limited Partnership,
                                   incorporated by reference to
                                   Registration Statement No.33-00152
                                   effective November 26,1985.

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

     28                            None.
(B)       Reports on Form 8-K for quarter ended June 30,1998.
     1.                            None


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


                         AMRECORP REALTY FUND III
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     August 10, 1998









[ARTICLE] 5
[LEGEND]

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE JUNE 30, 1998 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[/LEGEND]
[CIK] 0000776813
[NAME] AMRECORP REALTY FUND III

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                          17,710
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       7,279,703
[DEPRECIATION]                               3,165,392
[TOTAL-ASSETS]                               4,389,734
[CURRENT-LIABILITIES]                                0
[BONDS]                                      3,033,142
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   1,067,651
[TOTAL-LIABILITY-AND-EQUITY]                 4,389,734
[SALES]                                              0
[TOTAL-REVENUES]                               364,135
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               335,199
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              61,901
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (32,965)
[EPS-PRIMARY]                                  (13.84)
[EPS-DILUTED]                                        0