Form 10-Q
period 1998-09-30
AMRECORP REALTY FUND III
filed 1998-10-22
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

                             FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

  For Quarter Ended September 30, 1998    Commission file number 33-00152

                      AMRECORP REALTY FUND III

       (Exact name of registrant as specified in its charter)

               TEXAS                     75-2045888
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization)       Identification Number)

                    6210 Campbell Road Suite 140
                         Dallas, Texas  75248

              (Address of principal executive offices)


Registrant's telephone number, including area code:  (972) 380-8000.


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

Consolidated Balance Sheet as of September 30, 1998 and
December 31, 1997                                                 Page 3

Consolidated Statements of Operations for the Three and Six
Months Ended September 30, 1998 and 1997                          Page 4

Consolidated Statements of Cash Flows for the Nine months Ended
September 30, 1998 and 1997                                       Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                          AMRECORP REALTY FUND III
                   Condensed Consolidated Balance Sheets

                            September 30      December 31,
                               1998               1997
                            (Unaudited)

ASSETS
Real Estate assets, at cost
Land                               $1,000,000          $1,000,000
Buildings and improvements          6,279,703           6,279,703
                                    7,279,703           7,279,703
Less: Accumulated depreciation     (3,235,392)         (3,025,392)

                                    4,044,311           4,254,311

Cash including cash investments        11,785               5,212
Restricted Cash                        30,000              30,000
Escrow deposits                        90,285             115,612
Replacement Reserve                    79,872              54,109
Liquidity reserve                      90,503              90,503
Other assets                           19,292              17,064
         TOTAL ASSETS              $4,366,048          $4,566,811


LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES
Mortgage and notes payable         $3,018,527          $3,061,499
Note Payable -  Affiliates            121,524             128,449
Real estate taxes payable              85,050             107,792
Security deposits                      39,427              34,514
Accounts payable &                     65,267              59,089
accrued expenses

                                    3,329,795           3,391,343
Partners Capital (Deficit)
Limited Partners                     (443,756)           (330,683)
Special Limited Partner             1,620,231           1,645,231
General  Partner                     (140,222)           (139,080)

Total Partners Capital (Deficit)    1,036,253           1,175,468


Total Liability And                $4,366,048          $4,566,811
Partners Equity

  See notes to Condensed Consolidated Financial Statements




                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)


                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
REVENUES                           1998         1997      1998       1997
                               _____________________________________________
Rental income                    $353,463     $348,859 $1,028,357 $1,018,393
Other property                     23,661       14,004     54,921     43,999
    Total revenues                377,124      362,863  1,083,278  1,062,392

EXPENSES
Salaries & wages                   54,537       65,245    177,342    196,846
Maintenance & repairs              80,594       71,228    232,758    200,008
Utilities                          34,305       30,950    105,473    101,464
Real estate taxes                  28,350       25,800     85,050     77,400
General administrative             24,448        7,025     54,015     24,392
Contract services                  23,354       19,445     65,341     59,939
Insurance                           7,470       11,453     27,652     29,977
Interest                           61,608       62,747    185,698    189,050
Depreciation and amortization      70,000       70,926    210,000    212,778
Property management fees           18,856       18,151     54,164     53,129
Total expenses                    403,522      382,970  1,197,493  1,144,983


NET INCOME (LOSS)                ($26,398)    ($20,107) ($114,215)  ($82,591)


NET INCOME PER SHARE              $(11.08)     $(8.44)    $(47.95)   $(34.67)





  See Notes to Condensed Consolidated Financial Statements



                     AMRECORP REALTY FUND III
          Condensed Consolidated Statement of Cash Flows
                            Unaudited



                                                      Nine Months Ended
                                                         September 30,
                                                         1998    1997

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                        ($114,215) ($82,591)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                              210,000   198,000
Net Effect of changes in operating accounts
Escrow deposits                                             25,327    36,064
Capital replacement reserve                                (25,763)   65,758
Accrued real estate taxes                                  (22,742)  (21,016)
Security deposits                                            4,913    (2,096)
Accounts payable                                             6,178    11,254
Other assets                                                (2,228) (15,837)
    Net cash provided by operating activities               81,470  189,536

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                        (42,972)  (39,621)
Note payable - affiliates                                   (6,925)   11,534
Distribution to special limited partner                    (25,000) (200,000)
      Net cash used by investing activities                (74,897) (228,087)

NET INCREASE (DECREASE) IN CASH AND CASH EQVIVALENTS         6,573   (38,551)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               5,212    40,820

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $11,785    $2,269




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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At September 30, 1998 the Partnership owned Las Brisas Apartments, a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

FIRST NINE MONTHS 1998 COMPARED TO FIRST NINE MONTHS 1997

Revenue from property operations increased $20,886, or 1.97%, for the first nine months of 1998, as compared to the first six months of 1997. Increased occupancy to 90% in the first nine months of 1998 from 88.6 % in the first nine months of 1997 accounted for this increase in rental income of $9,964 or 0.98%. Other property income increased $10,922 or 24.82% mainly due to increased fee collections. The following table illustrates the components:


                          Increase            Per Cent
                         (Decrease)            Change

Rental income                9,964           0.98%
Other property              10,922          24.82%
                            20,886           1.97%


Property operating expenses: increased by $52,510 or 4.59% for the first nine months of 1998 compared to the first nine months of 1997 due primarily to increased maintenance and repairs of $32,750 or 16.37%. General and administrative expenses increased $29,623 or 121.45% mainly due to increased legal and credit reporting costs. The following table illustrates the components:

                                    Increase          Per Cent
                                   (Decrease)          Change

Salaries & wages                     (19,504)           9.91%
Maintenance & repairs                  32,750          16.37%
Utilities                               4,009           3.95%
Real estate taxes                       7,650           9.88%
General administrative                 29,623          121.45%
Contract services                       5,402            9.01%
Insurance                              (2,325)           7.76%
Interest                               (3,352)           1.77%
Depreciation and amortization          (2,778)           1.31%
Property management fees                1,035            1.95%
Net Increase (Decrease)                52,510            4.59%












THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

Revenue from property operations increased $14,261, or 4.56%, for the third quarter of 1998, as compared to the third quarter of 1997. Increased occupancy from 90.0% in the third quarter of 1997 to 93.6% in the third quarter of 1998 accounted for the increase in rental income of $4,604 or 1.56%.  Other property income increased $9,657 or 55.92%  mainly due to
increased fee collections.   The following table illustrates the components:


                   Increase          Per Cent
                   (Decrease)         Change

Rental income         4,604         1.56%
Other property        9,657        55.92%
Net Increase         14,261         4.56%
(Decrease)



Property operating expenses: increased by $20,552 or 5.95% from the third quarter of 1997 to the third quarter of 1998 due primarily to increased general and administrative expenses of $17,423 or 141.03%. The G & A expenses increased due to higher costs for credit report verifications and miscellaneous legal expenditures. Insurance costs fell $3,983 or 59.54% due to lower overall insurance costs at the annual renewal. The following table illustrates the components:

                                 Increase       Per Cent
                                (Decrease)       Change

Salaries & wages                 (10,708)        15.06%
Maintenance & repairs              9,366         16.74%
Utilities                          3,355          9.00%
Real estate taxes                  2,550          8.10%
General administrative            17,423        141.03%
Contract services                  3,909         54.72%
Insurance                         (3,983)        59.54%
Interest                          (1,139)         2.71%
Depreciation and amortization       (926)         1.43%
Property management fees             705          4.32%
Net Increase (Decrease)           20,552          5.95%



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

     The Partnership emerged from bankruptcy on May 15,1990, having negotiated a modification of its debt with its major creditors. In June, 1989 an affiliate of the individual General Partner provided $401,910.77 to bring the Aetna notes current. At the same time the Wrap Note Holders agreed to reduced the payments due on their respective wrap notes in order to mirror the payments made on the underlying Aetna notes. The term of each wrap note will be extended from July 31, 1995 to July 1, 2002 and July 1, 2007 respectively. The $401,910.77 note is collateralized by junior mortgage on the property. In addition, the affiliate has the option to purchase the wrap notes for $85,000 at any time prior to the respective maturity dates of the wrap notes.

     Commencing on July 1,1992, payments on the notes reverted to the original amounts of $19,442 and $15,454. During the prior two years the Partnership deferred $214,460 in debit service payments. The modification gave the Partnership room to deal with the economic difficulties experienced in the market at the time.

     In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, CEO.

     On November 12, 1993 the Partnership refinanced the property's secured debt with an 8.15%, ten year, mortgage loan from Lexington Mortgage Company. The $3,250,000 mortgage loan provides for monthly payments of $415,000.
Based on an amortized schedule of 300 months with a final payment of the entire remaining principal balance in December, 2003. The proceeds of this new loan were used to pay off the $2,500,000 and $2,300,000 mortgage notes which previously held the first mortgage position. The old first mortgagee provided a discount of approximately ten percent of the outstanding principal balances of two old notes. The balance of funds needed to retire the old notes (approximately $100,000) were provided by Robert J. Werra. In addition Robert J. Werra exercised his option in the property's wrap mortgage notes. The new lender prohibited subordinate debt. To meet this requirement the subordinate debt held by Mr. Werra was converted to a class of equity with the same terms and conditions as it possessed as debt. The wrap mortgage lender would not agree to the change in status so Mr. Werra paid $85,000 to complete his purchase of the wrap notes and now holds an equity position in the partnership as a Special Limited partner.

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

     As of September 30, 1998, the Partnership had $11,785 in cash and cash equivalents as compared to $5,212 as of December 31, 1997. The net increase in cash of $6,573 was due to cash flow from property operations.

     The property is encumbered by a non-recourse mortgage with a principal balance of $3,018,527 as of September 30, 1998. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the three years ending December 31, 2002, are $62,363, $67,640, and $73,363, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source ofcapital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $1,620,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1997 and 1996, the Special Limited Partner received distributions from the Partnership totaling $183,000 and $195,002, respectively.





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

     28                            None.

(B)       Reports on Form 8-K for quarter ended September 30, 1998.
     1.                            None




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


                         AMRECORP REALTY FUND III
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     November 9, 1998
[ARTICLE] 5
[LEGEND]

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE SEPTEMBER 30, 1998 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[/LEGEND]
[CIK] 0000776813
[NAME] AMRECORP REALTY FUND III

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               SEP-30-1998
[CASH]                                          11,785
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       7,279,703
[DEPRECIATION]                               3,235,392
[TOTAL-ASSETS]                               4,366,048
[CURRENT-LIABILITIES]                                0
[BONDS]                                      3,018,527
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   1,036,253
[TOTAL-LIABILITY-AND-EQUITY]                 4,366,048
[SALES]                                              0
[TOTAL-REVENUES]                               377,124
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               341,914
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              61,608
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (26,398)
[EPS-PRIMARY]                                  (11.08)
[EPS-DILUTED]                                        0