Form 10-K
period 1998-12-31
AMRECORP REALTY FUND III
filed 1999-03-31
CIK 776813

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ANNUAL REPORT

 Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Fiscal Year ended December 31, 1998
                 Commission file number 33-00152

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

Item 1. Business

       The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on
November 21, 1985. On December 31, 1998, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 336 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

      The  Partnership  was  organized to acquire  a  diversified
portfolio   of   income-producing  real   properties,   primarily
apartments, as well as office buildings, industrial buildings, and other similar properties

      The Partnership intends to continue until December 31, 2015 unless terminated by an earlier sale of its Properties.

      Univesco, Inc.("Univesco"), a Texas corporation, controlled by Robert J. Werra, manages the affairs of the Partnership. Univesco acts as the managing agent with respect to the Partnership's Properties. Univesco may also engage other on-site property managers and other agents, to the extent management considers appropriate. Univesco and the general partner make all decisions regarding investments in and disposition of Properties and has ultimate authority regarding all property management decisions.

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


At December 31, 1998 the Partnership owned Las Brisas Apartment, a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The property is encumbered by a mortgage note payable in monthly installments of principal and interest through December 31, 2003, when a lump-sum payment of approximately $2,642,000 is due. For information regarding the encumbrances to which the property is subject and the status of the related mortgage loans, see " Management`s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note B to the Financial Statements and Schedule Index contained in Item 8.


                         Occupancy Rates

                            Per Cent



                1994   1995   1996   1997   1998
Las Brisas      90.3%  92.4%  91.7%  84.8%  90.7%


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

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1998 there were approximately 336 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 1998 and 1997, the Special Limited Partner received distributions from the Partnership totaling $65,000 and $183,000 respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS INCOME   GAIN  LOSS CASH DISTRIBUTED
1986    $0     $0    $186       $0
1987    0       0     286        0
1988    0       0     310        0
1989    0       0     278        0
1990    0       0     231        0
1991    0       0     142        0
1992    0       0       0        0
1993    0     153     162        0
1994   24       0       0        0
1995    0       0       5        0
1996   20       0       0        0
1997    0       0     (21)       0
1998    4       0       0        0


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

                  Year Ended December 31,
                 (in thousands except unit and per unit amounts)

                                            1998   1997   1996   1995  1994

Limited Partner Units Outstanding-Basic     2,382  2,382  2,382  2,382  2,382
Statement of Operations
     Total Revenues                        $1,473 $1,430 $1,472 $1,391 $1,307


Net Income (Loss) before                     3     (52)    56    (30)    20
extraordinary items
Extraordinary Item-loss on
extinguishment of debt                       0      0      0      0      0
Net Income (Loss)                            3    (52)    56    (30)    20
Limited Partner Net Income(Loss)
per Unit - Basic                          1.28 (21.49) 23.21 (12.34) 8.13 (a)
Cash Distributions to Limited
Partners per Unit - Basic                    0      0      0      0     0


Balance Sheet:
              Real Estate net    $4,109  $4,254 $4,452  $4,604 $4,789
              Total Assets        4,459   4,567  4,826   5,010  5,269
              Mortages Payable    3,004   3,061  3,115   3,163  3,209
              Partner's Equity    1,114   1,175  1,410   1,549  1,749


(a)   For  Federal  Income  Tax  purposes  only  income  was
      reallocated   in  accordance  the  regulations   promulgated
      thereunder of the Internal Revenue Code of 1986 as amended.



Item 7.  Management Discussion and Analysis of Financial
Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information".

Results of Operations: 1998 VERSUS 1997 -

Revenue from Property Operations increased $43,207 or 3.02%. Rental income increased $29,737 or 2.2% as compared to 1997, principally due to an decrease in vacancy. Other income increased $13,470 or 17.65% mainly due to increased fees from residents. The following table illustrates the increases or (decreases):


                  Increase
                  (Decrease)

Rental income     $29,737
Other              13,470
Net  Decrease     $43,207



Property operating expenses for 1998 decreased $11,584 or 0.78%. Real estate taxes increased $10,221 or 9.48% primarily due to an increase in the assessed valuation of the property. Repair and maintenance expenses decreased from 1997 by $25,402 or 10.72% primarily due less deferred maintenance activities needed. Payroll decreased $25,177 or 9.36% due to reduced maintenance activities. Interest expense decreased by $4,848 from 1997 due to normal principal amortization. Property management fees are paid to an affiliated entity and represents 4% of gross operating revenues (see Note 4 to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                  Increase
                  (Decrease)

Payroll                       $(25,177)
Utilities                        5,219
Real estate taxes               10,221
Repairs and Maintenance        (25,402)
General & Administration        12,523
Interest                        (4,848)
Depreciation and amortization   13,719
Property management fees         2,161
Net Increase                  $(11,584)



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



Property operating expenses for 1997 increased $66,083 or 4.67% Repair and maintenance expenses increased from 1996 by $41,235 or 21.07% primarily due to various preventative maintenance programs. Real estate taxes increased $9,376 or 9.53% primarily due to an increase in the assessed valuation of the property. Interest expense decreased by $3,885 from 1996 due to normal principal amortization. Property management fees are paid to an affiliated entity and represents 4% of gross operating revenues (see Note 4 to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                  Increase
                  (Decrease)

Payroll                                 $439
Utilities                                693
Real estate taxes                      9,376
Repairs and maintenance               41,235
General & Administration               7,822
Interest                              (3,885)
Depreciation and amortization         12,477
Property management fees              (2,074)
Net Increase                         $66,083



 Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 1998, the Partnership had $36,249 in cash and cash equivalents as compared to $5,212 as of December 31, 1997.
The net increase in cash of $31,037 is principally due to the operations of the asset.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,004,001 as of December 31, 1998. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2003, are $62,363, $67,640 $73,363, $79,571, and
$2,721,064 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments ( excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $1,580,231 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1998 and 1997, the
Special Limited Partner received distributions from the Partnership totaling $65,000 and $183,000, respectively.

Year 2000

The  Partnership  and Management Company have replaced  all  data processing systems within the last three years with year 2000 compliant software and hardware. The Partnership and Management Company have
completed  testing  of its data processing  systems.   While compliance
can not be assured, the systems tested to date are compliant.

Surveys of financial institutions and vendors used by the Partnership and Management Company also indicate compliance to date. The surveys are expected to be completed by June 1999. The Partnership and Management Company have prepared contingency plans. These include redundant back-ups and paper copies of all system reports through 1999.

The Partnership anticipates that it will not incur significant costs associated with its computers and building operating systems as it relates to the conversion to the year 2000.

Item  7a  - Quantitative and Qualitative Disclosure about  Market
Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its real estate mortgages. The Partnerships interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrows primarily at fixed rates. The Partnership does not enter into derivative or interest rate transactions for any purpose.

The Partnership's activities do not contain material risk due to changes in general market conditions. The partners invests only in fully insured bank certificates of deposits, and mutual funds investing in United States treasury obligations.

Risk Associated with Forward-Looking Statements Included in this Form 10-K this Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors
created   thereby.   These  statements  include  the  plans   and
objectives  of management for future operations, including  plans
and    objectives   relating   to   capital   expenditures    and
rehabilitation  costs  on  the Properties.   The  forward-looking
statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and
future  business  decisions,  all  of  which  are  difficult   or
impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the
assumptions   underlying  the  forward-looking   statements   are
reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-
looking  statements  included  herein,  the  inclusion  of   such
information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.









                    AMRECORP REALTY FUND III
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                December 31, 1998, 1997, and 1996


INDEX TO FINANCIAL STATEMENTS



                                                                      Page

Independent Auditors' Reports                                          1

Financial Statements

Balance Sheets as of December 31, 1998 and 1997                        3

Statements of Operations for the years ended December 31,
1998, 1997 and 1996                                                    4

Statements of Partners' Equity (Deficit) for the years ended
December 31, 1998, 1997, and 1996                                      5

Statements of Cash Flows for the years ended December 31,
1998, 1997 and 1996                                                    6

Notes to Financial Statements                                          7

Schedule III - Real Estate and Accumulated Depreciation               13



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheet of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Amrecorp Realty Fund III as of December 31, 1997, were audited by other auditors whose report dated February 23, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1998 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



FARMER, FUQUA, HUNT & MUNSELLE, P.C.

February 12, 1999
Dallas, Texas



INDEPENDENT AUDITORS' REPORT

To the General Partner
   and Limited Partners of
 Amrecorp Realty Fund III
Dallas, Texas

We have audited the accompanying balance sheet of Amrecorp Realty Fund III (a Texas limited partnership) (the "Partnership") as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Dallas, Texas
February 23, 1998






                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                   December 31, 1998 and 1997


                             ASSETS
                                                       1998          1997

Investments in real estate at cost
Land                                                $1,000,000    $1,000,000
Buildings, improvements and furniture and fixtures   6,427,489     6,279,703

                                                     7,427,489     7,279,703
Accumulated  depreciation                           (3,318,128)   (3,025,392)

                                                     4,109,361     4,254,311

Cash and cash equivalents                               36,249         5,212
Restricted cash                                         44,000        30,000
Escrow deposits                                        133,983       115,612
Capital replacement reserve                             28,187        54,109
Liquidity reserve                                       95,258        90,503
Other assets                                            11,651        17,064

TOTAL ASSETS                                        $4,458,689    $4,566,811


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                             $3,004,001          $3,061,499
Accrued interest payable                         20,402              20,793
Accounts payable                                 33,688              38,296
Real estate taxes payable                       118,013             107,792
Due to affiliates                               124,990             128,449
Security deposits                                44,045              34,514

TOTAL LIABILITIES                             3,345,139           3,391,343

PARTNER'S EQUITY                              1,113,550           1,175,468

TOTAL LIABILITIES AND PARTNER'S EQUITY       $4,458,689          $4,566,811



                    AMRECORP REALTY FUND III
                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1998, 1997 and 1996

                                        1998          1997       1996

INCOME
 Rentals                           $1,383,706     $1,353,969  $1,396,290
 Other                                 89,791         76,321      75,475

 Total income                       1,473,497      1,430,290   1,471,765

OPERATING EXPENSES
 Depreciation and amortization            292,736     279,017    266,540
 Interest                                 247,005     251,853    255,738
 Payroll                                  243,695     268,872    268,433
 Repairs and maintenance                  211,547     236,949    195,714
 Utilities                                172,089     166,870    166,177
 Real estate taxes                        118,013     107,792     98,416
 General and administrative               111,655      99,132     91,310
 Property management fee to affiliate      73,675      71,514     73,588

 Total operating expenses               1,470,415   1,481,999  1,415,916

 NET INCOME (LOSS)                         $3,082    $(51,709)   $55,849

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP  UNIT - BASIC                   $1.28     $(21.49)  $23.21

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                        2,382       2,382    2,382


                    AMRECORP REALTY FUND III
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 1998, 1997 and 1996


                                          Special
                           General        Limited        Limited
                           Partner        Partners      Partners    Total

 Balance,January 1,1996    $(139,121)    $2,023,233    $(334,782)  $1,549,330

 Distributions                   ---       (195,002)       ---       (195,002)

 Net income                      558          ---         55,291       55,849

 Balance, December 31,1996  (138,563)    1,828,231       (279,491)   1,410,177

 Distributions                 ---        (183,000)          ---      (183,000)

 Net loss                      (517)       ---           (51,192)     (51,709)

 Balance,December 31,1997  (139,080)    1,645,231       (330,683)   1,175,468

 Distributions                 ---        (65,000)          ---      (65,000)

 Net income                     31          ---            3,051       3,082

 Balance,December 31,1998  $(139,049)  $1,580,231      $(327,632) $1,113,550











                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1998, 1997 and 1996

                                                 1998       1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $3,082   $(51,709)  $55,849
 Adjustments to reconcile net income (loss) to
 net cash provided by operations:
 Depreciation and amortization                  292,736   279,017   266,540
 Changes in assets and liabilities:
 Restricted cash                                (14,000)   ---        ---
 Escrow deposits                                (18,371)    (857)    20,746
 Other assets                                     5,413   (4,049)      (795)
 Accrued interest payable                          (391)    (360)      (332)
 Security deposits                                9,531     (546)       867
 Accounts payable                                (4,608)  14,020     (2,022)
 Real estate taxes payable                       10,221    9,376      9,257

 Net  cash  provided by operating activities    283,613  244,892    350,110

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                    (147,786) (81,084)  (114,614)
 Capital replacement reserve                     25,922   38,848     51,558

 Net  cash  used for investing activities      (121,864) (42,236)   (63,056)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable (57,498) (53,013) (48,876) Net proceeds from (payments on) amounts due
 affiliates                                      (3,459)   5,664     (3,725)
 Liquidity reserve                               (4,755)  (7,915)    (3,755)
 Distributions                                  (65,000)(183,000)  (195,002)

 Net cash used for financing activities        (130,712)(238,264)  (251,358)

 Net increase (decrease) in cash
 and cash equivalents                            31,037  (35,608)    35,696

 Cash and cash equivalents at beginning of period 5,212   40,820      5,124

 Cash and cash equivalents at end of period     $36,249   $5,212    $40,820


 Supplemental disclosure of cash flow information:
    Cash  paid during the year for interest  $246,614   $252,213  $256,070



                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                December 31, 1998,1997, and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     Amrecorp Realty Fund III (the "Partnership"), a Texas limited partnership, was formed on August 30, 1985, under the laws of the state of Texas, for the purpose of acquiring, maintaining, developing, operating, and selling buildings and improvements. The Partnership owns and operates rental apartments in Abilene, Texas. The Partnership will be terminated by December 31, 2015, although this date can be extended if certain events occur. LBAL, Inc., a Texas corporation wholly owned by Mr. Robert
     J. Werra, is the general partner. Mr. Werra is the first special limited partner and third special limited partner. The second special limited partner is an affiliate of the general partner.

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 1998, 1997 and 1996. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

     Allocation of Net Income (Loss) and Cash

     Net income and net operating cash flow, as defined in the limited partnership agreement, are allocated first to the limited partners in an amount equal to a distribution preference (as defined) on capital contributions from the first day of the month following their capital contribution and thereafter generally 10% to the general partner and 90% to the limited partners. Net loss is allocated 1% to the general partner and 99% to the limited partners.

     Net income from the sale of property is allocated first, to the extent there are cumulative net losses, 1% to the general partner and 99% to the limited partners; second, to the limited partners in an amount equal to their distribution preference as determined on the date of the partners' entry into the Partnership; and, thereafter, 15% to the general partner and 85% to the limited partners.

     Cash proceeds from the sale of property or refinancing are allocated first to the limited partners to the extent of their capital contributions and distribution preference as determined on the date of the partners' entry into the Partnership; and, thereafter, 15% to the general partner and 85% to the limited partners.

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 1998, 1997 and 1996, distributions of $65,000, $183,000 and $195,002, respectively, were made to the special limited partners in accordance with this agreement.

     Basis of Accounting

     The Partnership maintains its books on the basis of accounting used for federal income tax reporting purposes. Memorandum entries have been made to present the accompanying financial statements in accordance with generally accepted accounting principles.

     Investments in Real Estate and Depreciation

     Buildings, improvements, and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 27.5 years.

     Income Taxes

     No provision for income taxes has been made since the partners report their respective share of the results of operations on their individual income tax return.

     Revenue Recognition



     The Partnership has leased substantially all of its investments in real estate under operating leases for periods generally less than one year.


     Syndication Costs

     Costs or fees incurred to raise capital for the Partnership are netted against the respective partners' equity accounts.

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Cash and Cash Equivalents

     The Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

     Computation of Earnings Per Unit

     The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share". Comparative earnings per unit data have been restated to conform to the adoption of this new standard. Basic earnings per unit is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution would be computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units and equivalent units outstanding. The Partnership has no equivalent units outstanding for any period presented.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

     Environmental Remediation Costs

     The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Project management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Project.

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 1998, December 31, 1997, and December 31, 1996, the Partnership's comprehensive income (loss) was equal to its net income
     (loss) and the Partnership does not have income meeting the definition of other comprehensive income.

     Segment Information

     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGE PAYABLE

     The mortgage payable of $3,004,001 and $3,061,499 at December 31, 1998 and 1997, respectively, bears interest at a rate of 8.15% and is payable in monthly installments of principal and interest of $25,408 through December 2003, at which time a lump sum payment of approximately $2,642,000 is due. This mortgage note is secured by real estate with a net book value of $4,109,361.

     At December 31, 1998, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows:

              1999                      $   62,363
              2000                          67,640
              2001                          73,363
              2002                          79,571
              2003                       2,721,064

                                        $3,004,001

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is approximately 4% of the Partnership's gross receipts. In addition, a Partnership fee equal to 1% of gross revenues from operations is to be paid from Excess Property Income, as defined in the partnership agreement.

                                     1998    1997       1996
     Property management fee       $58,940   $57,211   $58,870
     Partnership fee                14,735    14,303    14,718

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 1998 and 1997, totaled $124,990 and $128,449, respectively.

NOTE D - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.

NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of expenses over revenues for 1998 would have been as follows:



     Net income per accompanying financial
     statements                                          $3,082

         Add - book basis depreciation using
               straight-line method                     292,736

         Deduct - income tax basis depreciation
                  expense using ACRS method
                                                       (254,862)

         Deduct - income tax basis amortization       (19,705)
                  of loan costs

         Deduct - difference in expenses              (12,817)
                  recognized by GAAP



         Excess of expenses over revenues,             $8,434
         accrual income tax basis


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE F - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgement in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, accounts payable and other liabilities.

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 1998 and 1997.

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

AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1998


                                      Initial Cost
                                    to Partnership
Description             Encumbrances      Land    Building      Total Cost
                                                    and        Subsequent to
                                                 Improvements   Acquisition

Twenty-eight two-story
apartment buildings of
concrete block construction
with brick veneer,stucco
and wood siding exterior,     (b)    $1,000,000   $5,721,811     $705,678
and composition shingled
roofs lacated in Abilene,Texas.


                                 Gross Amounts at Which
                                 carried at Close of Year

                                                    Buildings
                                                      and
Description                            Land       Improvements      Total
                                                                   (c)(d)
Twenty-eight two-story
apartment buildings of
concrete block construction
with brick veneer,stucco
and wood siding exterior,     (b)    $1,000,000   $6,427,489     $7,427,489
and composition shingled
roofs lacated in Abilene,Texas.

                           Accumulated    Date of     Date      Life on Which
                          Depreciation  Construction acquired   Depreciation
                              (c)                               Is Computed


                                         Completed at
                            $3,318,128   Date acquired  7/31/86      (a)

See notes to Schedule III.

AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 1998


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                        Investments in    Accumulated
                                         Real Estate      Depreciation


    Balance, January 1, 1996              $7,084,005       $2,479,835

        Acquisitions                         114,614          ---
        Depreciation expense                   ---            266,540

    Balance, December 31, 1996             7,198,619        2,746,375

        Acquisitions                          81,084          ---
        Depreciation expense                    ---           279,017

    Balance, December 31, 1997             7,279,703        3,025,392

        Acquisitions                         147,786          ---
        Depreciation expense                     ---          292,736

    Balance, December 31, 1998          $7,427,489         $3,318,128


(d) Aggregate cost for federal income tax purposes is $5,964,673.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         On November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing. The Registrant has not been involved in any disagreements on accounting and financial disclosure.

PART III

Item 10.  Directors and Executive Officer of the Partnership

      The Partnership itself has no officers or directors. LBAL,Inc., a Texas Corporation, which is wholly owned by Robert J. Werra, is the General Partner of the Partnership.

      Robert J. Werra, 60, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In
1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of Partnership.

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

   For the Fiscal year ended December 31, 1998, 1997 and 1996, property management fees earned totaled $58,940, $57,211, and $58,870, respectively. An additional administration service fee was paid to the general partner of $14,735, $14,303, and 14,718 for the years ended December 31, 1998, 1997 and 1996 respectively.


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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 1998.

          November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing.

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

March 29, 1999