Form 10-Q
period 1999-03-31
AMRECORP REALTY FUND III
filed 1999-04-29
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

     For Quarter Ended March 31,1999 Commission file number 33-00152

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

Consolidated Balance Sheet as of March 31, 1999 and
December 31, 1998                                                  Page 3

Consolidated Statements of Operations for the Three
Months Ended March 31, 1999 and 1998                               Page 4

Consolidated Statements of Cash Flows for the Three months
Ended March 31, 1999 and 1998                                      Page 5



Item 2.  Results of Operations and Management's Discussion
and Analysis of Financial Condition                                Page 6

Liquidity and Capital Resources                                    Page 7

Other Information                                                  Page 9

Signatures                                                         Page 10

The statements, insofar as they relate to the period subsequent to December 31, 1998 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets



                                        March 31,       December 31,
                                          1999             1998
                                       (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                    $1,000,000      $1,000,000
Buildings and improvements               6,427,489       6,427,489
                                         7,427,489       7,427,489
    Less: Accumulated depreciation      (3,392,128)     (3,318,128)
                                         4,035,361       4,109,361

Cash including cash investments             83,099          36,249
Restricted Cash                             44,000          44,000
Escrow deposits                             55,147         133,983
Replacement Reserve                         48,887          28,187
Liquidity reserve                           95,258          95,258
Other assets                                 2,181          11,651
         TOTAL ASSETS                   $4,363,933      $4,458,689


LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES
Mortgage and notes payable              $2,988,780      $3,004,001
Note Payable -  Affiliates                 125,869         124,990
Real estate taxes payable                   28,550         118,013
Security deposits                           47,320          44,045
Accounts payable & accrued expenses         57,558          54,090

                                         3,248,077       3,345,139
Partners Capital (Deficit)
Limited Partners                          (300,599)       (327,632)
Special Limited Partner                  1,555,231       1,580,231
General  Partner                          (138,776)       (139,049)

Total Partners Capital (Deficit)         1,115,856       1,113,550


Total Liability And Partners Equity     $4,363,933      $4,458,689


  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)

                                      Three Months Ended
                                            March 31,
REVENUES                                1999        1998

Rental income                          353,130    $330,256
Other property                          21,498      11,763
    Total revenues                     374,628     342,019

EXPENSES
Salaries & wages                        50,269      58,961
Maintenance & repairs                   35,685      76,577
Utilities                               32,846      38,990
Real estate taxes                       28,350      28,350
General administrative                  16,471      14,344
Contract services                       17,573      17,980
Insurance                                7,470      11,453
Interest                                61,002      62,189
Depreciation and amortization           78,926      70,926
Property management fees                18,730      17,101
    Total expenses                     347,322     396,871


NET INCOME (LOSS)                      $27,306    ($54,852)


NET INCOME (LOSS) PER UNIT              $11.46      $(23.03)




  See Notes to Condensed Consolidated Financial Statements



                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited


                                                       Three Months Ended
                                                             March 31,
                                                           1999     1998

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                         $27,306 ($54,852)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                              74,000   70,000
Net Effect of changes in operating accounts
Escrow deposits                                            78,836   73,404
Capital replacement reserve                               (20,700) (20,680)
Accrued real estate taxes                                 (89,463) (79,442)
Security deposits                                           3,275      826
Accounts payable                                            3,468    8,613
Other assets                                                9,470     (647)
    Net cash provided by operating activities              86,192   (2,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                       (15,221) (14,034)
Note payable - affiliates                                     879   (8,630)
Distribution to special limited partner                   (25,000)  25,000)
      Net cash used by investing activities               (39,342)   2,336

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       46,850     (442)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             36,249    5,212
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $83,099   $4,770




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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At March 31, 1999 the Partnership owned Las Brisas
Apartments, a 376 unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

FIRST THREE MONTHS 1999 COMPARED TO FIRST THREE MONTHS 1998

Revenue from property operations increased $32,609, or 9.53%, for the first three months of 1999, as compared to the first three months of 1998. Increased occupancy to 93.2% in the first three months of 1999 from 90.7 % in the first three months of 1998 accounted for the increase in rental income of $22,874 or 6.93%. Other property income increased $9,735 or 82.76% mainly due to increased fee
collections.   The following table illustrates the
components:


                          Increase   Per Cent
                         (Decrease)  Change

Rental income             22,874      6.93%
Other property             9,735     82.76%
                          32,609      9.53%


Property operating expenses: decreased by $49,549 or 12.48% for the first three months of 1999 compared to the first three months of 1998 due primarily to decreased maintenance and repairs of $40,892 or 53.4%. Insurance costs decreased $3,983 or 34.78% primarily due to lower rates as a result of better than expected loss claims. General and administrative expenses increased $2,127 or 14.83% mainly due to increased auditing and mailing costs. Salaries and wages decreased $8,692 or 14.74% as a result of deferred
maintenance being completed in the prior year.   The
following table illustrates the components:

                                      Increase     Per Cent
                                     (Decrease)    Change

Salaries & wages                       (8,692)     14.74%
Maintenance & repairs                 (40,892)     53.40%
Utilities                              (6,144)     15.76%
General administrative                  2,127      14.83%
Contract services                        (407)      2.26%
Insurance                              (3,983)     34.78%
Interest                               (1,187)     1.91%
Depreciation and amortization           8,000     11.28%
Property management fees                1,629      9.53%
Net Increase (Decrease)               (49,549)    12.48%









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

     The Partnership emerged from bankruptcy on May 15, 1990, having negotiated a modification of its debt with its major creditors. In June, 1989 an affiliate of the individual General Partner provided $401,910.77 to bring the Aetna notes current. At the same time the Wrap Note Holders agreed to reduced the payments due on their respective wrap notes in order to mirror the payments made on the underlying Aetna notes. The term of each wrap note will be extended from July 31, 1995 to July 1, 2002 and July 1, 2007 respectively. The $401,910.77 note is collateralized by junior mortgage on the property. In addition, the affiliate has the option to purchase the wrap notes for $85,000 at any time prior to the respective maturity dates of the wrap notes.

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

     As of March 31, 1999, the Partnership had $83,099 in cash and cash equivalents as compared to $36,249 as of December 31, 1998. The net increase in cash of $46,850 was due to cash flow from property operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $2,988,780 as of March 31, 1999. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the three years ending December 31, 2001, are $62,363, $67,640 $73,363, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $1,555,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1998 and 1997, the Special Limited Partner received distributions from the Partnership totaling $65,000 and $183,000, respectively.

                              PART II
                         OTHER INFORMATION

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

     28                            None.


(B)       Reports on Form 8-K for quarter ended March 31,1999.
     1.                            None


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


                         AMRECORP REALTY FUND III
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 29, 1999
[ARTICLE] 5
[LEGEND]

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE MARCH 31, 1999 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[/LEGEND]
[CIK] 0000776813
[NAME] AMRECORP REALTY FUND III

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               MAR-31-1998
[CASH]                                          83,099
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       7,427,489
[DEPRECIATION]                               3,392,128
[TOTAL-ASSETS]                               4,363,933
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,988,780
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   1,115,856
[TOTAL-LIABILITY-AND-EQUITY]                 4,363,933
[SALES]                                              0
[TOTAL-REVENUES]                               374,628
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               286,320
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              61,002
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    27,306
[EPS-PRIMARY]                                    11.46
[EPS-DILUTED]                                        0