Form 10-Q
period 1999-06-30
AMRECORP REALTY FUND III
filed 1999-08-05
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 1999    Commission file number 33-00152

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

Consolidated Balance Sheet as of June 30, 1999 and
December 31, 1998                                 Page 3

Consolidated Statements of Operations for the Three
Months Ended June 30, 1999 and 1998 		  Page 4

Consolidated Statements of Cash Flows for the Three months
Ended June 30, 1999 and 1998                      Page 5

Item 2.  Results of Operations and Management's Discussion
and Analysis of
Financial Condition                               Page 6

Liquidity and Capital Resources                   Page 7

Other Information                                 Page 8

Signatures                                        Page 10


The statements, insofar as they relate to the period subsequent to
December 31, 1998 are Unaudited.






















PART 1.   FINANCIAL INFORMATION
     Item 1.     Financial Statements
                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets
                           June 30,      December
                                           31,
                             1999          1998
                           (Unaudited)
ASSETS
Real Estate assets, at
cost
Land                      $1,000,000   $1,000,000

Buildings and improvements 6,427,489    6,427,489

                           7,427,489    7,427,489

    Less: Accumulated     (3,492,128)  (3,318,128)
       depreciation
                           3,935,361    4,109,361

Cash including cash         54,927         36,249
investments
Restricted Cash             44,000         44,000
Escrow deposits             64,839        133,983
Replacement Reserve         31,253         28,187
Liquidity reserve           95,258         95,258
Other assets                26,260         11,651
         TOTAL ASSETS   $4,251,898     $4,458,689

LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes pay. $2,973,245     $3,004,001

Note Payable -  Affiliates     451        124,990
Real estate taxes payable   56,900        118,013
Security deposits           50,506         44,045
Accounts payable &          38,412         54,090
accrued expenses
	                   3,119,514      3,345,139

Partners Capital (Deficit)
Limited Partners          (284,236)      (327,632)

Special Limited Partner  1,555,231      1,580,231

General  Partner          (138,611)      (139,049)

Total Partners Capital   1,132,384      1,113,550
(Deficit)

Total Liability And     $4,251,898     $4,458,689
Partners Equity

  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)


                           Three Months Ended     Six Months Ended
                                                    June 30,
                                 June 30,
REVENUES                    1999          1998      1999     1998

Rental income                 371,729   $344,638  $724,859 $674,894
Other property                 27,945     19,497    49,443   31,260
    Total revenues            399,674    364,135   774,302  706,154

EXPENSES
Salaries & wages               59,217     63,844   109,486  122,805
Maintenance & repairs          73,386     75,587   109,071  152,164
Utilities                      26,948     32,178    59,794   71,168
Real estate taxes              28,350     28,350    56,700   56,700
General administrative         16,504     15,223    32,975   29,567
Contract services              21,831     24,007    39,404   41,987
Insurance                       7,208      8,729    14,678   20,182
Interest                       60,689     61,901   121,691  124,090
Depreciation and               69,074     69,074   148,000  140,000
amortization
Property management            19,939     18,207    38,669   35,308
fees
    Total expenses            383,146    397,100   730,468  793,971


NET INCOME (LOSS)             $16,528  ($32,965)   $43,834 ($87,817)



NET INCOME PER SHARE     $       6.94  $ (13.84)   $ 18.40  $(36.87)


  See Notes to Condensed Consolidated Financial Statements

















                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited


                                                         Six
                                                        Months
                                                         Ended
                                                         June
                                                          30,
                                                     1999   1998


CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                  $43,834($87,817)

Adjustments to reconcile net income (loss) to net
cash
provided by operating activities:
Depreciation and amortization                      174,000 140,000

Net Effect of changes in operating accounts
Escrow deposits                                     69,144  64,306
Capital replacement reserve                         (3,066) (5,033)

Accrued real estate taxes                          (61,113)(51,092)

Security deposits                                    6,461   5,769
Accounts payable                                   (15,678)  8,766

Other assets                                       (14,609) (9,698)

     Net cash provided by operating activities     198,973  65,201

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                (30,756)(28,357)

Note payable - affiliates                         (124,539) (4,346)

Distribution to special limited partner            (25,000)(20,000)

      Net cash used by investing activities       (180,295)(52,703)


NET INCREASE (DECREASE) IN CASH AND CASH            18,678  12,498
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      36,249   5,212

CASH AND CASH EQUIVALENTS, END OF PERIOD           $54,927 $17,710





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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At June 30, 1999 the Partnership owned Las Brisas
Apartments, a 376 unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

Revenue from property operations increased $35,539, or 11.36%, for the second quarter of 1999, as compared to the second quarter of 1998. Increased occupancy to 97.0% in the second quarter of 1999 from 91.0 % in the second quarter of 1998 accounted for the increase in rental income of $27,091 or 9.17%. Other property income increased $8,448
or 48.92%  mainly due to increased fee collections.   The
following table illustrates the components:

                   Increase    Per Cent
                  (Decrease)   Change

Rental income        27,091    9.17%
Other property        8,448   48.92%

Net Increase         35,539   11.36%
(Decrease)

Property operating expenses: decreased by $13,954 or 4.04% for the second quarter of 1999 compared to the second quarter of 1998 due primarily to contract services of $2,176 or 30.46%. Insurance costs decreased $1,521 or 22.74% primarily due to lower rates as a result of better than
expected loss claims.   Utilities decreased $5,230 or 14.04%
primarily due to better utility conservation efforts. The following table illustrates the components:



                     Increase    Per Cent
                    (Decrease)   Change

Salaries & wages      (4,627)   6.51%
Maintenance &         (2,201)   3.93%
repairs
Utilities             (5,230)  14.04%
Real estate taxes          0    0.00%
General & Admin.       1,281   10.37%
Contract services     (2,176)  30.46%
Insurance             (1,521)  22.74%
Interest              (1,212)   2.88%
Depreciation and           0    0.00%
amortization
Property management    1,732   10.62%
fees
Net Increase         (13,954)   4.04%
(Decrease)









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

     On November 12, 1993 the Partnership refinanced the property's secured debt with an 8.15%, ten year, mortgage loan from Lexington Mortgage Company. The $3,250,000 mortgage loan provides for monthly payments of $25,407.82. based on an amortized schedule of 300 months with a final payment of the entire remaining principal balance in December, 2003. The proceeds of this new loan were used to pay off the $2,500,000 and $2,300,000 mortgage notes which previously held the first mortgage position. The old first mortgagee provided a discount of approximately ten percent of the outstanding principal balances of two old notes. The balance of funds needed to retire the old notes (approximately $100,000) were provided by Robert J. Werra. In addition Robert J. Werra exercised his option in the property's wrap mortgage notes. The new lender prohibited subordinate debt. To meet this requirement the subordinate debt held by Mr. Werra was converted to a class of equity with the same terms and conditions as it possessed as debt. The wrap mortgage lender would not agree to the change in status so Mr. Werra paid $85,000 to complete his purchase of the wrap notes and now holds an equity position in the partnership as a Special Limited partner.

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

     As of June 30, 1999, the Partnership had $54,927 in cash and cash equivalents as compared to $36,249 as of December 31, 1998. The net increase in cash of $18,678 was due to cash flow from property operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $2,973,245 as of June 30, 1999. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the three years ending December 31, 2001, are $62,363, $67,640 $73,363, respectively.

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

     28                            None.
(B)       Reports on Form 8-K for quarter ended June 30, 1999.
     1.                            None


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


                         AMRECORP REALTY FUND III
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     July 29, 1999
[ARTICLE] 5
[LEGEND]

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE JUNE 30, 1999 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[/LEGEND]
[CIK] 0000776813
[NAME] AMRECORP REALTY FUND III

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               JUN-30-1998
[CASH]                                          54,927
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       7,427,489
[DEPRECIATION]                               3,492,128
[TOTAL-ASSETS]                               4,251,898
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,973,245
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   1,132,384
[TOTAL-LIABILITY-AND-EQUITY]                 4,251,898
[SALES]                                              0
[TOTAL-REVENUES]                               399,674
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               322,457
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              60,689
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    16,528
[EPS-BASIC]                                     6.94
[EPS-DILUTED]                                        0