Form 10-Q
period 1999-09-30
AMRECORP REALTY FUND III
filed 1999-10-20
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 1999    Commission file number 33-00152

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

Consolidated Balance Sheet as of September 30, 1999 and December 31, 1998
                                                                      Page 3

Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 1999 and 1998                                           Page 4

Consolidated Statements of Cash Flows for the Nine months Ended
September 30, 1999 and 1998                                          Page  5



Item 2.  Results of Operations and Management's Discussion
and Analysis of Financial Condition                                   Page 6

Liquidity and Capital Resources                                       Page 7

Other Information                                                     Page 8

Signatures                                                            Page 10


The statements, insofar as they relate to the period subsequent to December 31, 1998 are Unaudited.
              Part 1:  FINANCIAL INFORMATION

                          Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets

                           September 30,     December
                                               31,
                                1999           1998
                            (Unaudited)

ASSETS
Real Estate assets, at
cost
Land                          $1,000,000    $1,000,000
Buildings and improvements     6,427,489     6,427,489
                               7,427,489     7,427,489
    Less: Accumulated        (3,579,128)   (3,318,128)
       depreciation
                               3,848,361     4,109,361

Cash including cash               71,197        36,249
investments
Restricted Cash                   44,000        44,000
Escrow deposits                   99,648       133,983
Replacement Reserve               51,607        28,187
Liquidity reserve                 95,258        95,258
Other assets                      18,938        11,651
         TOTAL ASSETS         $4,229,009    $4,458,689


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable    $2,957,393    $3,004,001
Note Payable -  Affiliates         2,152       124,990
Real estate taxes payable         88,300       118,013
Security deposits                 51,884        44,045
Accounts payable &                50,302        54,090
accrued expenses

                               3,150,031     3,345,139
Partners Capital (Deficit)
Limited Partners               (257,908)     (327,632)
Special Limited Partner        1,475,231     1,580,231
General  Partner               (138,345)     (139,049)

Total Partners Capital         1,078,978     1,113,550
(Deficit)


Total Liability And           $4,229,009    $4,458,689
Partners Equity

  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)

                         Three Months Ended   Nine Months Ended
                        September 30,         September 30,
REVENUES                 1999     1998       1999       1998

Rental income          $381,666  $353,463 $1,106,525  $1,028,357
Other property           30,008    23,661     79,451      54,921
    Total revenues      411,674   377,124  1,185,976   1,083,278

EXPENSES
Salaries & wages         60,292    54,537    169,778     177,342
Maintenance & repairs    47,856    80,594    156,927     232,758
Utilities                31,287    34,305     91,081     105,473
Real estate taxes        31,400    28,350     88,100      85,050
General administrative   14,456    24,448     47,431      54,015
Contract services        22,713    23,354     62,117      65,341
Insurance                 7,322     7,470     22,000      27,652
Interest                 60,371    61,608    182,062     185,698
Depreciation and         88,779    70,000    236,779     210,000
amortization
Property management      20,604    18,856     59,273      54,164
fees
    Total expenses      385,080   403,522  1,115,548   1,197,493


NET INCOME (LOSS)       $26,594 ($26,398)    $70,428  ($114,215)


NET INCOME PER SHARE    $11.16   $(11.08)     $29.57    $(47.95)



  See Notes to Condensed Consolidated Financial Statements



                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited

                                                     Nine Months
                                                    Ended September 30,
                                                     1999   1998

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                  $70,428($114,215)
Adjustments to reconcile net income (loss) to net
cash
provided by operating activities:
Depreciation and amortization                      261,000 210,000
Net Effect of changes in operating accounts
Escrow deposits                                     34,335  25,327
Capital replacement reserve                        (23,420)(25,763)
Accrued real estate taxes                          (29,713)(22,742)
Security deposits                                    7,839   4,913
Accounts payable                                    (3,788)  6,178
Other assets                                        (7,287) (2,228)
     Net cash provided by operating activities     309,394  81,470

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable               (46,608) (42,972)
Repayment of Note payable affiliates             (122,838)  (6,925)
Distribution to special limited partner          (105,000) (25,000)
     Net cash used by investing activities       (274,446) (74,897)

NET INCREASE (DECREASE) IN CASH AND CASH            34,948   6,573
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      36,249   5,212

CASH AND CASH EQUIVALENTS, END OF PERIOD           $71,197 $11,785




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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At September 30, 1999 the Partnership owned Las Brisas Apartments, a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

Revenue from property operations increased $34,550, or 11.05%, for the third quarter of 1999, as compared to the third quarter of 1998. Increased occupancy to 97.0% in the third quarter of 1999 from 94.0 % in the third quarter of 1998 accounted for the increase in rental income of $28,203 or 9.54%. Other property income increased $6,347 or 36.75%
mainly due to increased fee collections.   The following
table illustrates the components:


                            Increase    Per Cent
                           (Decrease)   Change

Rental income                  28,203    9.54%
Other property                  6,347   36.75%
Net Increase (Decrease)        34,550   11.05%


Property operating expenses: decreased by $18,442 or 5.34% for the third quarter of 1999 compared to the third quarter of 1998 due primarily to lower maintenance & repairs (a reduction of $32,738 or 58.5%). General & Administrative decreased $9,992 or 80.88% primarily due to reduced legal expenditures. The following table illustrates the components:

                            Increase    Per Cent
                           (Decrease)   Change

Salaries & wages                  5,755   8.10%
Maintenance & Repairs           (32,738) 58.50%
Utilities                        (3,018)  8.10%
Real estate taxes                 3,050   9.68%
General & Administrative         (9,992)  80.88%
Contract services                  (641)   8.97%
Insurance                          (148)   2.21%
Interest                         (1,237)   2.94%
Depreciation and Amortization    18,779   28.92%
Property management fees          1,748   10.72%
Net Increase (Decrease)         (18,442)   5.34%
(Decrease)


FIRST NINE MONTHS  1999 COMPARED TO FIRST NINE MONTHS  1998

Revenue from property operations increased $102,698 or
9.48%, for the first nine months  of 1999, as compared to
the 1998 first nine months . The increase in rental income
of $78,168 or 7.6% is primarily due to higher rental rates
and increased occupancy.  Other income increased $24,530 or
44.66% primarily due to increased fee collections.   The
following table illustrates the components:

                            Increase    Per Cent
                           (Decrease)   Change

Rental income                    78,168   7.60%
Other property                   24,530  44.66%
Net Increase (Decrease)         102,698   9.48%

Property operating expenses decreased $81,945 or 6.84%, for the first nine months of 1999, as compared to the same period in 1998. This was primarily due to decreased maintenance and repairs which decreased $75,831 or 32.58%. General and administrative decreased $6,584 or 12.19% primarily due to decreased legal fees. Insurance costs decreased $5,652 or 20.44% primarily due to lower rates as a result of better than expected loss claims. The following table illustrates the components by category:

                                    Increase    Per Cent
                                   (Decrease)   Change

Salaries & wages                 (7,564)          4.27%
Maintenance & repairs           (75,831)         32.58%
Utilities                       (14,392)         13.65%
Real estate taxes                 3,050           3.59%
General administrative           (6,584)         12.19%
Contract services                (3,224)          4.93%
Insurance                        (5,652)         20.44%
Interest                         (3,636)          1.96%
Depreciation and amortization    26,779          12.75%
Property management fees          5,109           9.43%
Net Increase (Decrease)         (81,945)          6.84%

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

     As of September 30, 1999, the Partnership had $71,197 in cash and cash equivalents as compared to $36,249 as of December 31, 1998. The net increase in cash of $34,948 was due to cash flow from property operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $2,973,245 as of September 30, 1999. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the three years ending December 31, 2001, are $62,363, $67,640 $73,363, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The $1,475,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1999, 1998 and 1997, the Special Limited Partner received distributions from the Partnership totaling $105,000; 65,000 and $183,000, respectively.

Year 2000

The  Partnership  and Management Company have  replaced  all data processing systems with the last three years within year 2000 compliant hardware and software. The Partnership and Management Company have completed testing of its data processing systems. While compliance cannot be assured, the systems tested to date are compliant.

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

Item 3.             Defaults upon Senior Securities.
               None

Item 4.             Submission of Matters to a vote of Security Holders.
               None

Item 5.             Other Information.
               None

Item 6.             Exhibits and Reports on Form 8-K.

(A)  The following documents are filed herewith or
  incorporated herein by reference as indicated as Exhibits:
Exhibit Designation                Document Description
     3                             Certificate of Limited Partnership, as
                                   amended incorporated by reference
                                   to Registration Statement No. 33-00152
                                   effective November 26, 1985.

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

     28                            None.
(B)       Reports on Form 8-K for quarter ended September 30, 1999.
     1.                            None


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


                         AMRECORP REALTY FUND III
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     October 20, 1999
[ARTICLE] 5
[LEGEND]

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE SEPTEMBER 30, 1999 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[/LEGEND]
[CIK] 0000776813
[NAME] AMRECORP REALTY FUND III

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               SEP-30-1998
[CASH]                                          71,197
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       7,427,489
[DEPRECIATION]                               3,579,128
[TOTAL-ASSETS]                               4,229,009
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,957,393
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   1,078,978
[TOTAL-LIABILITY-AND-EQUITY]                 4,229,978
[SALES]                                              0
[TOTAL-REVENUES]                               411,674
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               324,709
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              60,371
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    26,594
[EPS-BASIC]                                    11.16
[EPS-DILUTED]                                        0