Form 10-K
period 1999-12-31
AMRECORP REALTY FUND III
filed 2000-03-30
CIK 776813

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                              1934

           For the Fiscal Year ended December 31, 1999
                 Commission file number 33-00152

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



PART I

Item 1. Business

       The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on
November 21, 1985. On December 31, 1999, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 281 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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


At December 31, 1999 the Partnership owned Las Brisas Apartment, a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

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


                         Occupancy Rates

                            Per Cent


                1995     1996     1997     1998     1999
Las             92.4%    91.7%    84.8%    90.7%    95.4%
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

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1999 there were approximately 281 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 1999 and 1998, the Special Limited Partner received distributions from the Partnership totaling $265,000 and $65,000 respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS    INCOME    GAIN    LOSS         CASH DISTRIBUTED

1986         $0      $0    $186                       $0
1987          0       0     286                        0
1988          0       0     310                        0
1989          0       0     278                        0
1990          0       0     231                        0
1991          0       0     142                        0
1992          0       0       0                        0
1993          0     153     162                        0
1994         24       0       0                        0
1995          0       0       5                        0
1996         20       0       0                        0
1997          0       0     (21)                       0
1998          4       0       0                        0
1999         72       0       0                        0


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

                    Year Ended December 31,
        (in thousands except unit and per unit amounts)

                                         1999   1998   1997   1996   1995
                                        ---------------------------------

Limited Partner Units Outstanding-Basic 2,382  2,382  2,382  2,382  2,382
                                        ---------------------------------
Statement of Operations
     Total Revenues                    $1,589 $1,473 $1,430 $1,472 $1,391



Net Income (Loss) before                  144      3    (52)    56    (30)
   extraordinary items
Net Income (Loss)                         144      3    (52)    56    (30)
Limited Partner Net Income(Loss)        59.65   1.28 (21.49) 23.21 (12.34)(a)
   per Unit - Basic
Cash Distributions to Limited               0      0      0      0      0
   Partners per Unit - Basic


Balance Sheet:
Real Estate, net                        3,892 $4,109 $4,254 $4,452 $4,604
Total Assets                            4,278  4,459  4,567  4,826  5,010
Mortgage Payable                        2,942  3,004  3,061  3,115  3,163
Partner's Equity                          992  1,114  1,175  1,410  1,549



     (a)   For  Federal  Income  Tax  purposes  only  income  was
     reallocated   in  accordance  the  regulations   promulgated
     thereunder of the Internal Revenue Code of 1986 as amended.




Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information".
Results of Operations: 1999 VERSUS 1998

Revenue from Property Operations increased $115,271 or 7.82%. Rental income increased $99,147 or 7.17% as compared to 1998, principally due to an decrease in vacancy and increased rents. Other income increased $16,124 or 17.96% due to increased fee income from residents. The following table illustrates the increases or (decreases):


                  Increase
                 (Decrease)
                 ----------
Rental income      $99,147
Other              $16,124
                 ----------
Net  Increase     $115,271
                 ==========


Property operating expenses for 1999 decreased $25,180 or 1.71%. Repair and maintenance expenses decreased from 1998 by $22,205 or 10.50% primarily due less deferred maintenance activities needed. Utilities decreased $16,264 or 9.45% due to increased utility conservation measures. Payroll increased $8,578 or 3.52% due to increased salaries. Interest expense decreased by $4,898 from 1998 due to normal principal amortization. Property management fees are paid to an affiliated entity and represents 4% of gross operating revenues (see Note 4 to Financial Statements and
Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                                         Increase
                                        (Decrease)
                                       -------------
Payroll                                    $8,578
Utilities                                 (16,264)
Real estate taxes                            (651)
Repairs and Maintenance                   (22,205)
General & Administration                   (9,583)
Interest                                   (4,898)
Depreciation and amortization              14,080
Property management fees                    5,763
                                       -------------
Net Decrease                             $(25,180)
						   =============

Results of Operations: 1998 VERSUS 1997 -

Revenue from Property Operations increased $43,207 or 3.02%. Rental income increased $29,737 or 2.2% as compared to 1997, principally due to an decrease in vacancy. Other income increased $13,470 or 17.65% mainly due to increased fees from residents. The following table illustrates the increases or (decreases):


                                          Increase
                                         (Decrease)
                                       -------------
Rental income                              $29,737
Other                                       13,470
                                       -------------
Net  Decrease                              $43,207
                                       =============


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

                                     Increase
                                    (Decrease)
                                ------------------
Payroll                               $(25,177)
Utilities                                5,219
Real estate taxes                       10,221
Repairs and Maintenance                (25,402)
General & Administration                12,523
Interest                                (4,848)
Depreciation and amortization           13,719
Property management fees                 2,161
                                ------------------
Net Increase                          $(11,584)





 Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 1999, the Partnership had $44,453 in cash and cash equivalents as compared to $36,249 as of December 31, 1998.
The net increase in cash of $8,204 is principally due to the operations of the asset.

The property is encumbered by a non-recourse mortgage with a principal balance of $2,941,638 as of December 31, 1999. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2003, are,$67,640 $73,363, $79,571,$2,721,064 and
$0, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments ( excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $1,315,231 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1999 and 1998, the
Special Limited Partner received distributions from the Partnership totaling $265,000 and $65,000, respectively.





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

The Partnerships' activities do not contain material risk due to changes in general market conditions. The partners invests only in fully insured bank certificates of deposits, and mutual funds investing in United States treasury obligations.

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









                    AMRECORP REALTY FUND III
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 1999 and 1998

                 INDEX TO FINANCIAL STATEMENTS



                                                                   Page

Independent Auditors' Reports                                         1

Financial Statements

   Balance Sheets as of December 31, 1999 and 1998                    3

   Statements of Operations for the years ended December 31,
     1999, 1998 and 1997                                              4

   Statements of Partners' Equity (Deficit) for the years ended
    December 31, 1999, 1998 and 1997                                  5

   Statements of Cash Flows for the years ended December 31,
     1999, 1998 and 1997                                              6

   Notes to Financial Statements                                      7

   Schedule III - Real Estate and Accumulated Depreciation           13



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheets of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 1999 and 1998 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 1999 and 1998 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

January 21, 2000
Dallas, Texas








INDEPENDENT AUDITORS' REPORT

To the General Partner
   and Limited Partners of
 Amrecorp Realty Fund III
Dallas, Texas

We have audited the accompanying statements of operations, partners' equity (deficit) and cash flows of Amrecorp Realty Fund
III (a Texas limited partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 1998









                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                   December 31, 1999 and 1998


                             ASSETS
                                                       1999         1998
                                                -----------------------------
Investments in real estate at cost
      Land                                       $1,000,000   $1,000,000
      Buildings, improvements and
         furniture and fixtures                   6,517,060    6,427,489
                                                -----------------------------
                                                  7,517,060    7,427,489
      Accumulated  depreciation                  (3,624,944)  (3,318,128)
                                                -----------------------------
                                                  3,892,116    4,109,361

Cash and cash equivalents                            44,453       36,249
Restricted cash                                      52,000       44,000
Escrow deposits                                     144,366      133,983
Capital replacement reserve                          42,928       28,187
Liquidity reserve                                    90,503       95,258
Other assets                                         11,450       11,651
                                                -----------------------------
TOTAL ASSETS                                      4,277,816    4,458,689
                                                =============================

                LIABILITIES AND PARTNERS' EQUITY


Mortgage payable                                  2,941,638    3,004,001
Accrued interest payable                             19,979       20,402
Accounts payable                                     32,801       33,688
Real estate taxes payable                           117,361      118,013
Due to affiliates                                   122,513      124,990
Security deposits                                    51,441       44,045
                                               ------------------------------
TOTAL LIABILITIES                                 3,285,733    3,345,139

PARTNERS' EQUITY                                    992,083    1,113,550
                                               ------------------------------
TOTAL LIABILITIES AND PARTNERS' EQUITY           $4,277,816   $4,458,689
                                               ==============================







                    AMRECORP REALTY FUND III
                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1999, 1998 and 1997

                                        1999          1998          1997
                                   ------------------------------------------
INCOME
 Rentals                            $1,482,853    $1,383,706    $1,353,969
 Other                                 105,915        89,791        76,321
                                   ------------------------------------------
 Total income                        1,588,768     1,473,497     1,430,290

OPERATING EXPENSES
 Depreciation and amortization         306,816       292,736       279,017
 Payroll                               252,273       243,695       268,872
 Interest                              242,107       247,005       251,853
 Repairs and maintenance               189,342       211,547       236,949
 Utilities                             155,825       172,089       166,870
 Real estate taxes                     117,362       118,013       107,792
 General and administrative             93,048       102,631        90,108
 Property management fee to affiliate   79,438        73,675        71,514
 Administrative service fee to affiliate 9,024         9,024         9,024
                                   ------------------------------------------
 Total operating expenses            1,445,235     1,470,415     1,481,999
                                   ------------------------------------------
 NET INCOME (LOSS)                    $143,533       $ 3,082      $(51,709)
                                   ==========================================

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT - BASIC                $59.65         $1.28       $(21.49)
                                   ==========================================

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                     2,382         2,382         2,382
                                   ==========================================






                    AMRECORP REALTY FUND III
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 1999, 1998 and 1997


                                            Special
                                General     Limited    Limited
                                Partner     Partners   Partners     Total

Balance, January 1, 1997      $(138,563)  $1,828,231  $(279,491)  $1,410,177

Distributions                       ---     (183,000)       ---     (183,000)

Net loss                           (517)         ---    (51,192)     (51,709)
                           --------------------------------------------------

Balance, December 31, 1997      (139,080)  1,645,231    (330,683)  1,175,468

Distributions                        ---     (65,000)        ---     (65,000)

Net income                            31         ---       3,051       3,082
                           --------------------------------------------------

Balance, December 31, 1998      (139,049)  1,580,231    (327,632)  1,113,550

Distributions                        ---    (265,000)        ---    (265,000)

Net income                         1,435         ---     142,098     143,533
                           --------------------------------------------------

Balance, December 31, 1999     $(137,614) $1,315,231   $(185,534)   $992,083
                           ==================================================










                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1999, 1998 and 1997

                                             1999        1998        1997
                                       --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                       $143,533      $3,082    $(51,709)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 operations:
 Depreciation and amortization            306,816     292,736     279,017
 Changes in assets and liabilities:
   Restricted cash                         (8,000)    (14,000)        ---
   Escrow deposits                        (10,383)    (18,371)       (857)
   Other assets                               202       5,413      (4,049)
   Accrued interest payable                  (424)       (391)       (360)
   Security deposits                        7,396       9,531        (546)
   Accounts payable                          (887)     (4,608)     14,020
   Due to affiliates                       (2,477)     (3,459)      5,664
   Real estate taxes payable                 (652)     10,221       9,376
                                       --------------------------------------
 Net cash provided by operating
   activities                             435,124     280,154     250,556

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate               (89,571)   (147,786)    (81,084)
 Capital replacement reserve              (14,741)     25,922      38,848
                                       --------------------------------------
 Net cash used for investing activities  (104,312)   (121,864)    (42,236)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable  (62,363)    (57,498)    (53,013)
 Liquidity reserve                          4,755      (4,755)     (7,915)
 Distributions                           (265,000)    (65,000)   (183,000)
                                       --------------------------------------
 Net cash used for financing
 activities                              (322,608)   (127,253)   (243,928)
                                       --------------------------------------
 Net increase (decrease) in cash
 and cash equivalents                       8,204      31,037     (35,608)

 Cash and cash equivalents at beginning
 of period                                 36,249       5,212      40,820
                                       --------------------------------------
 Cash and cash equivalents at end
 of period                                $44,453     $36,249      $5,212
                                       ======================================

 Supplemental disclosure of cash
 flow information:
  Cash  paid during the year for
  interest                               $242,531    $246,614    $252,213
                                       ======================================







                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


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

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 1999, 1998 and 1997. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

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









                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. The total distribution preference due to the special limited partners is approximately $1,419,000 as of December 31, 1999. Any additional available cash will then be distributed in accordance with the partnership agreement. During 1999, 1998 and 1997, distributions of $265,000, $65,000 and
     $183,000, respectively, were made to the special limited partners in accordance with this agreement.

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

     Revenue Recognition



     The Partnership has leased substantially all of its rental apartments under cancelable leases for periods generally less than one year. Rental revenue is recognized on a monthly basis as earned.


     Syndication Costs

     Costs or fees incurred to raise capital for the Partnership are netted against the respective partners' equity accounts.









                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Cash and Cash Equivalents

     The Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

     Restricted Cash

     Restricted cash consists of tenant security deposits. It is management's policy to set aside funds in a separate bank account for the repayment of such deposits.

     Reclassification

     Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 financial statement presentation.

     Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on current estimates, management does not believe impairment of operating properties is present.

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

	Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe significant credit risk exists at December 31, 1999.












                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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











                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE B - MORTGAGE PAYABLE

     The mortgage payable of $2,941,638 and $3,004,001 at December 31, 1999 and 1998, respectively, bears interest at a rate of 8.15% and is payable in monthly installments of principal and interest of $25,408 through December 2003, at which time a lump sum payment of approximately $2,642,000 is due. This mortgage note is secured by real estate with a net book value of $3,892,117.

     At December 31, 1999, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows:

              2000                      $   67,640
              2001                          73,363
              2002                          79,571
              2003                       2,721,064
              2004                             ---
                                     --------------
                                        $2,941,638
                                     ==============
NOTE C - RELATED PARTY TRANSACTIONS

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
                                      1999      1998      1997
                                 --------------------------------
     Property management fee       $63,550   $58,940   $57,211
     Partnership fee                15,888    14,735    14,303

     Administrative service fees paid to an affiliate of the general partner were $9,024 for each of the years ended
     December 31, 1999, 1998 and 1997.

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 1999 and 1998, totaled $122,513 and $124,990, respectively.

NOTE D - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.










                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of expenses over revenues for 1999 would have been as follows:



     Net income per accompanying financial statements      $143,533

     Add - book basis depreciation using                    306,816
     straight-line method

     Add - difference in expenses recognized by GAAP         12,599


     Deduct - income tax basis depreciation
     expense using ACRS method
                                                           (271,300)

     Deduct - income tax basis amortization                 (19,705)
     of loan costs                                   ---------------------



     Excess of revenues over expenses,                     $171,943
     accrual income tax basis                        =====================


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 1999 and 1998.

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

AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1999

                                    Initial  Cost
                                    to Partnership
                           -----------------------------------
Description            Encumb          Land         Building      Total Cost
                       rances                       and Improve   Subsequent
                                                    ments         to Acquisi
                                                                  tion
Twenty-eight
two-story apartment
buildings of
concrete block
construction
with brick veneer,
stucco and wood
siding exterior,
and composition
shingled roofs
located in Abilene,
Texas                    (b)      $1,000,000         $5,721,811     $795,249





                                 Gross Amounts at Which
                                 Carried at Close of Year
                         ---------------------------------------
Land        Buildings   Total       Accumu      Date of    Date     Life on
            and Improve (c)(d)      lated       Construc   Acquired Which
            ments                   Deprec      tion                Deprecia
                                    iation                          tion is
                                     (c)                            Computed
                                                Complete
                                                at Date
$1,000,000  $6,517,060  $7,517,060  $3,624,944  Acquireed  7/31/86    (a)
=============================================================================

See notes to Schedule III.



AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 1999


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                        Investments    Accumulated
                                          in Real      Depreciation
                                           Estate
                                   ----------------------------------------

    Balance, January 1, 1997            $7,198,619     $ 2,746,375

        Acquisitions                        81,084             ---
        Depreciation expense                   ---         279,017
                                   ----------------------------------------

    Balance, December 31, 1997           7,279,703       3,025,392

        Acquisitions                       147,786             ---
        Depreciation expense                   ---         292,736
                                   ----------------------------------------

    Balance, December 31, 1998           7,427,489       3,318,128

        Acquisitions                        89,571             ---
        Depreciation expense                   ---         306,816
                                   ----------------------------------------

    Balance, December 31, 1999           7,517,060       3,624,944
                                   ========================================

(d) Aggregate cost for federal income tax purposes is $6,054,244.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing. The Registrant has not been involved in any disagreements on accounting and financial disclosure.

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

     For the Fiscal year ended December 31, 1999, 1998, and 1997, property management fees earned totaled $63,550, $58,940, and $57,211, respectively. An additional administration service fee was paid to the general partner of $15,888, $14,735, and 14,303 for the years ended December 31, 1999, 1998 and 1997 respectively.


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

Title of        Name and Address         Amount and Nature         Percent of
Class           of Beneficial Owner      of Beneficial Ownership   Class

Limited         Robert J. Werra          10 units                  .42%
Partnership     6210 Campbell Road,
Interest        Suite 140
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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 1999.

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

March 29, 2000