Form 10-Q
period 2000-03-31
AMRECORP REALTY FUND III
filed 2000-05-10
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2000 Commission file number 33-00152

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

    Consolidated Balance Sheet as of March 31, 2000 and
    December 31, 1999                                                Page 3

Consolidated Statements of Operations for the Three
Months Ended March 31, 2000 and 1999                                 Page 4

Consolidated Statements of Cash Flows for the Three months Ended
March 31, 2000 and 1999                                              Page 5



Item 2.  Results of Operations and Management's Discussion
and Analysis of Financial Condition                                  Page 6

Liquidity and Capital Resources                                      Page 7

Other Information                                                    Page 8

Signatures                                                          Page 10


The statements, insofar as they relate to the period subsequent to December 31, 1999 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets

                                          March 31,            December 31,
                                            2000                  1999
                                         (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                     $1,000,000             $1,000,000
Buildings and improvements                6,517,060              6,517,060

                                          7,517,060              7,517,060

Less: Accumulated depreciation           (3,696,944)            (3,624,944)
                                          3,820,116              3,892,116

Cash including cash investments              67,625                 44,453
Restricted Cash                              52,000                 52,000
Escrow deposits                              67,408                144,366
Replacement Reserve                          24,110                 42,928
Liquidity reserve                            90,503                 90,503
Other assets                                  4,128                 11,450
           TOTAL ASSETS                  $4,125,890             $4,277,816


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable               $2,925,128             $2,941,638
Note Payable -  Affiliates                  126,058                122,513
Real estate taxes payable                    37,500                117,361
Security deposits                            55,964                 51,441
Accounts payable &  accrued expenses         57,302                 52,780

                                          3,201,952              3,285,733
Partners Capital (Deficit)
Limited Partners                           (178,747)              (185,534)
Special Limited Partner                   1,240,231              1,315,231
General  Partner                           (137,546)              (137,614)

Total Partners Capital (Deficit)            923,938                992,083


Total Liability And Partners Equity      $4,125,890             $4,277,816


          See notes to Condensed Consolidated Financial Statements


                           AMRECORP REALTY FUND III
               Condensed Consolidated Statement of Operations
                                 (Unaudited)

                              Three Months Ended
                              September 30,
REVENUES                                 1999           1998

Rental income                         366,278       $353,130
Other property                         25,673         21,498
Total revenues                        391,951        374,628

EXPENSES
Salaries & wages                       68,827         50,269
Maintenance & repairs                  47,971         35,685
Utilities                              36,156         32,846
Real estate taxes                      37,500         28,350
General administrative                 14,478         16,471
Contract services                      16,603         17,573
Insurance                               7,322          7,470
Interest                               59,714         61,002
Depreciation and amortization          76,926         78,926
Property management fees               19,599         18,730
Total expenses                        385,096        347,322


NET INCOME (LOSS)                      $6,855        $27,306


NET INCOME PER SHARE                    $2.88         $11.46




       See Notes to Condensed Consolidated Financial Statements



                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited

                                                    Three Months Ended
                                                         March 31,
                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                     $6,855       $27,306
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization                         72,000        74,000
Net Effect of changes in operating accounts
Escrow deposits                                       76,958        78,836
Capital replacement reserve                           18,818       (20,700)
Accrued real estate taxes                            (79,861)      (89,463)
Security deposits                                      4,523         3,275
Accounts payable                                       4,522         3,468
Other assets                                           7,322         9,470
    Net cash provided by operating activities        111,137        86,192

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                  (16,510)      (15,221)
Note payable - affiliates                              3,545           879
Distribution to special limited partner              (75,000)      (25,000)
      Net cash used by investing activities          (87,965)      (39,342)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  23,172        46,850
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        44,453        36,249

CASH AND CASH EQUIVALENTS, END OF PERIOD             $67,625       $83,099




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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At March 31, 2000 the Partnership owned Las Brisas
Apartments, a 376 unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

FIRST THREE MONTHS 2000 COMPARED TO FIRST THREE MONTHS 1999

Revenue from property operations increased $17,323, or 5.54%, for the first three months of 2000, as compared to the first three months of 1999. Increased occupancy to 96.3% in the first three months of 2000 from 93.2 % in the first three months of 1999 accounted for the increase in rental income of $13,148 or 4.45%. Other property income increased $4,175 or 24.17% mainly due to increased fee
collections.   The following table illustrates the
components:


                     Three Month
                     Comparison

                                 Increase      Per Cent
                                (Decrease)      Change

Rental income                     13,148        4.45%
Other property                     4,175       24.17%
Net Increase                      17,323        5.54%


Property operating expenses: increased by $37,774 or 10.94% for the first three months of 2000 compared to the first three months of 1999 due primarily to increased real estate taxes of $9,150 or 29.05%, this increase was due to higher assessments on the asset due to improved property operations. Salaries & wages increased $18,558 or 26.11% due to increased staffing levels on the property. Maintenance and repairs increased $12,286 pr 21.95% due to carpentry and other ongoing repairs to the property.
General and administrative expenses decreased $1,993 or 16.13% mainly due to decreased advertising and postage costs The following table illustrates the components:

                                          Increase          Per Cent
                                         (Decrease)          Change

Salaries & wages                           18,558             26.11%
Maintenance & repairs                      12,286             21.95%
Utilities                                   3,310              8.88%
Real estate taxes                           9,150             29.05%
General administrative                     (1,993)            16.13%
Contract services                            (970)            13.58%
Insurance                                    (148)             2.21%
Interest                                   (1,288)             3.06%
Depreciation and amortizaton               (2,000)             3.08%
Property management fees                      869              5.33%
Net Increase                               37,774             10.94%







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

     As of March 31, 2000, the Partnership had $67,625 in cash and cash equivalents as compared to $44,453 as of December 31, 1999. The net increase in cash of $23,172 was due to cash flow from property operations.

     The property is encumbered by a non-recourse mortgage with a principal balance of $2,925,128 as of March 31, 2000. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the three years ending December 31, 2002, are $67,640 $73,363, and $79,571, respectively.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

     The $1,240,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1999 and 1998, the Special Limited Partner received distributions from the Partnership totaling $265,000 and $65,000, respectively.

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

    28                          None.

(B)       Reports on Form 8-K for quarter ended March 31, 2000.

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


                         AMRECORP REALTY FUND III
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     May 8, 2000

[ARTICLE] 5
[LEGEND]

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE March 31,2000 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[/LEGEND]
[CIK] 0000776813
[NAME] AMRECORP REALTY FUND III

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                          67,625
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       7,517,060
[DEPRECIATION]                               3,696,944
[TOTAL-ASSETS]                               4,125,890
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,925,128
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     923,938
[TOTAL-LIABILITY-AND-EQUITY]                 4,125,890
[SALES]                                              0
[TOTAL-REVENUES]                               391,951
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               325,382
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              59,714
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     6,855
[EPS-BASIC]                                     2.88
[EPS-DILUTED]                                        0