Form 10-Q
period 2000-06-30
AMRECORP REALTY FUND III
filed 2000-08-01
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 2000 Commission file number 33-00152

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

    Consolidated Balance Sheet as of June 30, 2000 and
    December 31, 1999                                             Page 3

Consolidated Statements of Operations for the Three and Six
Months Ended June 30, 2000 and 1999                               Page 4

Consolidated Statements of Cash Flows for the Three months Ended
June 30, 2000 and 1999                                            Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets

                                   June 30,           December 31,
                                     2000                1999
                                  (Unaudited)

ASSETS
Real Estate assets, at cost
Land                              $1,000,000           $1,000,000
Buildings and improvements         6,517,060            6,517,060

                                   7,517,060            7,517,060

Less: Accumulated depreciation    (3,768,944)          (3,624,944)

                                   3,748,116            3,892,116

Cash including cash investments       20,476               44,453
Restricted Cash                       52,000               52,000
Escrow deposits                       62,406              144,366
Replacement Reserve                   45,183               42,928
Liquidity reserve                     94,712               90,503
Other assets                          29,946               11,450

         TOTAL ASSETS             $4,052,839           $4,277,816



LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES
Mortgage and notes payable        $2,908,505           $2,941,638
Note Payable -  Affiliates           133,355              122,513
Real estate taxes payable             75,000              117,361
Security deposits                     56,649               51,441
Accounts payable & accrued expenses   50,299               52,780

                                   3,223,808            3,285,733

Partners Capital (Deficit)
Limited Partners                    (272,705)            (185,534)

Special Limited Partner            1,240,231            1,315,231

General  Partner                    (138,495)            (137,614)


Total Partners Capital               829,031              992,083
(Deficit)


Total Liability And               $4,052,839           $4,277,816
  Partners Equity


  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)

                                 Three                Six Months Ended
                              Months Ended               June 30,
                                June 30,
REVENUES                    2000        1999          2000        1999

Rental income             376,342     $371,729      $742,620    $724,859
Other property             30,645       27,945        56,318      49,443
    Total revenues        406,987      399,674       798,938     774,302

EXPENSES
Salaries & wages           64,700       59,217       133,527     109,486
Maintenance & repairs     169,476       73,386       217,447     109,071
Utilities                  24,106       26,948        60,262      59,794
Real estate taxes          37,500       28,350        75,000      56,700
General administrative     19,860       16,504        34,338      32,975
Contract services          21,553       21,831        38,156      39,404
Insurance                   7,828        7,208        15,150      14,678
Interest                   59,600       60,689       119,314     121,691
Depreciation and           76,926       69,074       153,852     148,000
  amortization
Property management        20,345       19,939        39,944      38,669
fees
    Total expenses        501,894      383,146       886,990     730,468


NET INCOME (LOSS)        ($94,907)     $16,528      ($88,052)    $43,834



NET INCOME PER SHARE      $(39.84)       $6.94       $(36.97)     $18.40


  See Notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited

                                                    Three Months Ended
                                                         June 30,
                                                     2000        1999

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                  ($88,052)    $43,834

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                       144,000     174,000
Net Effect of changes in operating accounts
Escrow deposits                                      81,960      69,144
Capital replacement reserve                          (2,255)     (3,066)
Liquidity Reserve                                    (4,209)          0
Accrued real estate taxes                           (42,361)    (61,113)
Security deposits                                     5,208       6,461
Accounts payable                                     (2,481)    (15,678)

Other assets                                        (18,496)    (14,609)

    Net cash provided by operating activities        73,314     198,973


CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                 (33,133)    (30,756)
Note payable - affiliates                            10,842    (124,539)

Distribution to special limited partner             (75,000)    (25,000)
      Net cash used by investing activities         (97,291)   (180,295)

NET INCREASE (DECREASE) IN CASH AND CASH            (23,977)     18,678
  EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       44,453      36,249

CASH AND CASH EQUIVALENTS, END OF PERIOD            $20,476     $54,927




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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At June 30, 2000 the Partnership owned Las Brisas
Apartments, a 376 unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

Revenue from property operations increased $7,313, or 2.34%, for the second quarter of 2000, as compared to the second quarter of 1999. Decreased occupancy to 96.4% in the second quarter of 2000 from 97.0 % in the second quarter of 1999 was offset by higher rental rates accounting for the increase in rental income of $4,613 or 1.56%. Other property income increased $2,700 or 15.63% mainly due to
increased fee collections.   The following table illustrates
the components:

                   Increase     Per Cent
                  (Decrease)      Change

Rental income       4,613         1.56%
Other property      2,700        15.63%
Net Increase        7,313         2.34%
(Decrease)


Property operating expenses: increased by $118,748 or 34.39% for the second quarter of 2000 compared to the second quarter of 1999 due primarily to increased maintenance & repairs $96,090 or 171.7%, this increase was due to major carpentry repairs to the property. Real estate taxes increased $9,150 or 29.05% due to higher assessments of the property. Salaries & wages increased $5,483 or 7.71 due to increased staffing levels on the property. General and administrative expenses increased $3,356 or 27.17% mainly due to increased mailing and postage costs The following table illustrates the components:

                          Increase      Percent
                         (Decrease)     Change


Salaries & wages            5,483        7.71%
Maintenance & repairs      96,090      171.70%
Utilities                  (2,842)       7.63%
Real estate taxes           9,150       29.05%
General administrative      3,356       27.17%
Contract services            (278)       3.89%
Insurance                     620        9.27%
Interest                   (1,089)       2.59%
Depreciation and            7,852       12.09%
  amortization
Property management fees      406        2.49%
Net Increase              118,748       34.39%
(Decrease)

FIRST SIX MONTHS 2000 COMPARED TO FIRST SIX MONTHS 1999

Revenue from property operations increased $24,636, or 3.18%, for the first six months of 2000, as compared to the first six months of 1999. Increased rents accounted for the increase in rental income of $17,761 or 2.45%. Other property income increased $6,875 or 13.9% mainly due to increased fee collections. The following table illustrates the components:
                          Increase      Percent
                                        Change

Rental income              17,761        2.45%
Other property              6,875       13.90%
                           24,636        3.18%





Property operating expenses: increased by $156,522or 21.43% for the first six months of 2000 compared to the first six months of 1999 due primarily to increased maintenance & repairs of $108,376 or 99.36%, this increase was due to major carpentry repairs to the property. Real estate taxes increased $18,300 or 32.28% mainly due to higher assessments on the property. Salaries & wages increased $24,041 or 21.96% due to increased staffing levels on the property.
The following table illustrates the components:

                          Increase       Per Cent
                          (Decrease)      Change


Salaries & wages            24,041         21.96%
Maintenance & repairs      108,376         99.36%
Utilities                      468          0.78%
Real estate taxes           18,300         32.28%
General administrative       1,363          4.13%
Contract services          (1,248)          3.17%
Insurance                      472          3.22%
Interest                   (2,377)          1.95%
Depreciation and             5,852          3.95%
  amortization
Property management fees     1,275          3.30%
Net Increase (Decrease)    156,522         21.43%


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

     As of June 30, 2000, the Partnership had $20,476 in cash and cash equivalents as compared to $44,453 as of December 31, 1999. The net decrease in cash of $23,977 was due to cash spent on maintenance and repairs.

     The property is encumbered by a non-recourse mortgage with a principal balance of $2,908,505 as of June 30, 2000. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately
$2,642,000 is due. The required principal reductions for the three years ending December 31, 2002, are $67,640 $73,363, and $79,571, respectively.

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

(B)       Reports on Form 8-K for quarter ended June 30, 2000.
     1.                            None


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


                         AMRECORP REALTY FUND III
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     August 3, 2000

[ARTICLE] 5
[LEGEND]

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE JUNE 30,2000 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[/LEGEND]
[CIK] 0000776813
[NAME] AMRECORP REALTY FUND III

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                          20,476
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       7,517,060
[DEPRECIATION]                               3,768,944
[TOTAL-ASSETS]                               4,052,839
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,908,505
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     829,031
[TOTAL-LIABILITY-AND-EQUITY]                 4,052,839
[SALES]                                              0
[TOTAL-REVENUES]                               406,987
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               442,294
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              59,600
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (94,907)
[EPS-BASIC]                                  (39.84)
[EPS-DILUTED]                                        0