Form 10-Q
period 2000-09-30
AMRECORP REALTY FUND III
filed 2000-11-03
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                 FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 2000 Commission file number 33-00152

                           AMRECORP REALTY FUND III

          (Exact name of registrant as specified in it's charter)

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

Consolidated Balance Sheet as of September 30, 2000 and
December 31, 1999.                                          Page 3

Consolidated Statements of Operations for the Three and Nine
Months Ended September 30, 2000 and 1999.                   Page 4

Consolidated Statements of Cash Flows for the Nine months
Ended September 30, 2000 and 1999.                          Page 5




Item 2.  Results of Operations and Management's Discussion
and Analysis ofFinancial Condition.                         Page 6

Liquidity and Capital Resources                             Page 7


Other Information                                           Page 8


Signatures                                                  Page 9


The statements, insofar as they relate to the period subsequent to December 31, 1999 are Unaudited.





PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                           AMRECORP REALTY FUND III
                     Condensed Consolidated Balance Sheets

                               Septembe 30,2000    December 30,1999
                                  (Unaudited)

ASSETS
Real Estate assets, at cost
Land                              $1,000,000          $1,000,000

Buildings and improvements        $6,517,060          $6,517,060

                                  $7,517,060          $7,517,060

    Less: Accumulated            ($3,840,944)        ($3,624,944)
       depreciation
                                  $3,676,116          $3,892,116


Cash including cash investments      $38,249             $44,453
Restricted Cash                       59,000              52,000
Escrow deposits                       99,611             144,366
Replacement Reserve                   37,796              42,928
Liquidity reserve                     94,712              90,503
Other assets                          25,283              11,450

         TOTAL ASSETS             $4,030,767          $4,277,816



LIABILITIES AND PARTNERS'EQUITY:


LIABILITIES
Mortgage and notes payable        $2,891,427          $2,941,638
Note Payable - Affiliates            133,355             122,513
Real estate taxes payable            111,250             117,361
Security deposits                     53,689              51,441
Accounts payable & accrued            52,325              52,780
expenses

                                  $3,242,046          $3,285,733

Partners Capital (Deficit)
Limited Partners                    (372,012)           (185,534)
Special Limited Partner            1,300,231           1,315,231
General Partner                     (139,498)           (137,614)

Total Partners Capital              $788,721            $992,083
(Deficit)


Total Liability and               $4,030,767          $4,277,816
Partners Equity

         See notes to Condensed Consolidated Financial Statements







                         AMRECORP REALTY FUND III
              Condensed Consolidated Statement of Operations
                               (Unaudited)

                         Three Months Ended        Nine Months Ended
                           September 30,             September 30,

REVENUES                   2000     1999            2000       1999

Rental income           $368,318   $381,666      $1,110,938  $1,106,525
Other property            29,420     30,008          85,738      79,451

    Total revenues      $397,738   $411,674      $1,196,676  $1,185,976

EXPENSES
Salaries & wages          78,007     60,292         211,534     169,778
Maintenance & repairs    146,149     47,856         363,596     156,927
Utilities                 34,571     31,287          94,833      91,081
Real estate taxes         36,250     31,400         111,250      88,100
General administrative    18,965     14,456          53,303      47,431
Contract services         17,178     22,713          55,334      62,117
Insurance                 10,969      7,322          26,119      22,000
Interest                  59,145     60,371         178,459     182,062
Depreciation and          76,926     88,779         230,778     236,779
amortization
Property management fees  19,888     20,604          59,832      59,273

    Total expenses      $498,048   $385,080      $1,385,038  $1,115,548


NET INCOME (LOSS)     ($100,310)    $26,594       ($188,362)    $70,428


NET INCOME PER SHARE    $(42.11)   $(11.16)         $(79.08)    $(29.57)


          See Notes to Condensed Consolidated Financial Statements








                         AMRECORP REALTY FUND III
              Condensed Consolidated Statement of Cash Flows
                              (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                    2000        1999

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                ($188,362)    $70,428

Adjustments to reconcile net income (loss)
to net cash
provided by operating activities:
Depreciation and amortization                      216,000     261,000

Net Effect of changes in operating accounts
Restricted Cash                                     (7,000)          0
Escrow deposits                                     44,755      34,335
Capital replacement reserve                          5,132     (23,420)
Liquidity Reserve                                  ($4,209)          0
Accrued real estate taxes                          ($6,111)    (29,713)
Security deposits                                    2,248       7,839
Accounts payable                                      (455)     (3,788)
Other assets                                       (13,833)     (7,287)
    Net cash provided by operating activities       48,165     309,394


CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                (50,211)    (46,608)
Note payable - affiliates                           10,842     (122,83)
Distribution to special limited partner            (15,000)   (105,000)
      Net cash used by investing activities        (54,369)   (274,446)

NET INCREASE (DECREASE) IN CASH AND CASH            (6,204)     34,948
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      44,453      36,249

CASH AND CASH EQUIVALENTS, END OF PERIOD           $38,249     $71,197


            See Notes to Condensed Consolidated Financial Statements


Basis of Presentation:

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there to included in the Partnership's latest annual report on Form 10-K.






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At September 30, 2000 the Partnership owned Las Brisas Apartments, a 376 unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

Revenue from property operations decreased $13,936, or 4.46%, for the third quarter of 2000, as compared to the third quarter of 1999. Decreased occupancy to 94.0% in the third quarter of 2000 from 97.3 % in the third quarter of 1999 accounted for the decrease in rental income of $13,348 or 4.52%. Other property income decreased $588 or 3.40% mainly due to decreased fee collections. The following table illustrates the components:

                              Increase         Per Cent
                             (Decrease)        (Change)

Rental income                $(13,348)           4.52%
Other property                  $(588)           3.40%
Net Increase (Decrease)      $(13,936)           4.46%


Property operating expenses: increased by $112,968 or 32.71% for the third quarter of 2000 compared to the third quarter of 1999 due primarily to increased maintenance & repairs. Maintenance and repairs increased $98,293 or 175.63%, due to major carpentry repairs to the property. Contract services decreased $5,535 or 77.48% due to reduce lawn care expenses. Insurance increased $3,647 or 54.51% with the annual policy renewal. Real estate taxes increased $4,850 or 15.40% due to higher assessments of the property. Salaries & wages increased $17,715 or 24.92 due to increased staffing levels on the property. General and administrative expenses increased $4,509 or 36.50% mainly due to increased mailing and postage costs. The following table illustrates the components:

                                Increase        Per Cent
                               (Decrease)        Change

Salaries & wages                 17,715          24.92%
Maintenance & repairs            98,293         175.63%
Utilities                         3,284           8.81%
Real estate taxes                 4,850          15.40%
General administrative            4,509          36.50%
Contract services               (5,535)          77.48%
Insurance                         3,647          54.51%
Interest                        (1,226)           2.91%
Depreciation and amortization  (11,853)          18.26%
Property management fees          (716)           4.39%
Net Increase (Decreased)        112,968          32.71%








FIRST NINE MONTHS 2000 COMPARED TO FIRST NINE MONTHS 1999

Revenue from property operations increased $10,700, or 0.9%, for the first nine months of 2000, as compared to the first nine months of 1999. Increased rents accounted for the increase in rental income of $4,413 or 0.40%. Other property income increased $6,287 or 7.91% mainly due to increased fee collections. The following table illustrates the components:

                               Increase        Per Cent
                              (Decrease)        Change


Rental income                    $4,413          0.40%
Other property                   $6,287          7.91%
                                $10,700          0.90%



Property operating expenses: increased by $269,490 or 24.16% for the first nine months of 2000 compared to the first nine months of 1999 due primarily to increased maintenance & repairs of $206,669 or 131.70%, this increase was due to major carpentry repairs to the property. Contract services decreased $6,783 or 10.92% due to reduce lawn care expenses. Insurance increased $4,119 or 18.72% with the annual policy renewal. Real estate taxes increased $23,150 or 26.28% mainly due to higher assessments on the property. Salaries & wages increased $41,756 or 24.59% due to increased staffing levels on the property. The following table illustrates the components:

                               Increase         Per Cent
                              (Decrease)         Change


Salaries & wages                 41,756          24.59%
Maintenance & repairs           206,669         131.70%
Utilities                         3,752           4.12%
Real estate taxes                23,150          26.28%
General administrative            5,872          12.38%
Contract services                (6,783)         10.92%
Insurance                         4,119          18.72%
Interest                         (3,603)          1.98%
Depreciation and amortization    (6,001)          2.53%
Property management fees            559           0.94%
Net Increase (Decrease)         269,490          24.16%


     LIQUIDITY AND CAPITAL RESOURCES

      On July 31, 1986 the Partnership purchased the Las Brisas Apartments. The purchase provided for the sellers to receive cash at closing and notes totaling $660,000. On September 30, 1987 the principal balance due totaled $210,000. In order to obtain the necessary proceeds to finally retire these notes the General Partners offered 254 Units of the Partnership to two investors at the price of $200,660. No commissions were taken nor did the General Partner receive any fees in connection with these interests. The Partnership then obtained short term financing from Resource Savings
Association totaling $260,000, bearing interest at the rate of 2% over prime and payable quarterly together with principal payments of $15,000 each. Security for the loan was provided by a $100,000 certificate of deposit and the personal guaranties of the Partnership's General Partners. The Resource Savings Association loan matured December 31,1 983. In September, 1991 Mr. Werra paid $40,750 in satisfaction of his personal guaranty of the Partnership loan.

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

      The Partnership emerged from bankruptcy on May 15, 1990, having negotiated a modification of its debt with its major creditors. In June, 1989 an affiliate of the individual General Partner provided $401,910.77 to bring the Aetna notes current. At t he same time the Wrap Note Holders agreed to reduced the payments due on their respective wrap notes in order to mirror the payments made on the underlying Aetna notes. The term of each wrap note will be extended from July 31, 1995 to July 1, 2002 and July 1, 2007 respectively. The $401,910.77 note is collateralized by junior mortgage on the property. In addition, the affiliate has the option to purchase the wrap notes for $85,000 at any time prior to the respective maturity dates of the wrap notes.

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

      The partnership agreement was amended by vote of the limited partners to include the appointment of a new corporate general partner, LBAL, Inc., a Texas corporation holly owned by Robert J. Werra.

     While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this assets should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

     As of September 30, 2000, the Partnership had $38,249 in cash and cash equivalents as compared to $44,453 as of December 31, 1999. The net decrease in cash of $6,204 was due to cash spent on maintenance and repairs.

     The property is encumbered by a non-recourse mortgage with a principal
balance of $2,908,505 as of September 30,2000.   The mortgage payable bears
interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the three years ending December 31, 2002, are $67,640, $73,363, and $79,571, respectively.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

     The $1,300,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Secial Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 1999 and 1998, the Special Limited Partner received distributions from the Partnership totaling $265,000 and $65,000, respectively.





                                      PART II
                                  Other Information

Item 1.             Legal Proceedings.
                    None

Item 2.             Changes in Securities.
                    None

Item 3.             Defaults upon Senior Securities.
                    None

Item 4.             Submission of Matters to a vote ofSecurity Holders.
                    None

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

(A)The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:


Exhibit Designation                     Document Description

     3 Certificate of Limited Partnership, incorporated by reference to Registration Statement
                                   No. 33-00152
                                   Effective November 26,1985.

     4 Certificate of Limited Partnership, incorporated by reference to Registration Statement
                                   No. 33-00152
                                   Effective November 26,1985.

     9                             Not Applicable
     10                            None
     11                            Not Applicable
     12                            Not Applicable
     13                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     22                            Not Applicable
     23                            Not Applicable
     24                            Not Applicable
     25                            Power of Attorney,incorporated by
                                   reference to Registration Statement
                                   No. 33-00152
                                   Effective November 26,1985.
     28                            None.
(B)       Reports on Form 8-K for quarter ended September 30, 2000.
     1.                            None






                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       AMRECORP REALTY FUND III
                     a Texas limited partnership



                         By: /s/Robert J. Werra
                     Robert J. Werra,General Partner






     Date:November 1, 2000

[ARTICLE] 5
[LEGEND]

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE SEPTEMBER 30,2000 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[/LEGEND]
[CIK] 0000776813
[NAME] AMRECORP REALTY FUND III

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                          38,249
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       7,517,060
[DEPRECIATION]                               3,840,944
[TOTAL-ASSETS]                               4,030,767
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,891,427
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     788,721
[TOTAL-LIABILITY-AND-EQUITY]                 4,030,767
[SALES]                                              0
[TOTAL-REVENUES]                               397,738
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               438,903
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              59,145
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (100,310)
[EPS-BASIC]                                  (42.11)
[EPS-DILUTED]                                        0