Form 10-K
period 2000-12-31
AMRECORP REALTY FUND III
filed 2001-03-23
CIK 776813

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                              1934

           For the Fiscal Year ended December 31, 2000
                 Commission file number 33-00152

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


PART I

Item 1. Business

       The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on
November 21, 1985. On December 31, 2000, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 281 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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


                         Occupancy Rates

                            Per Cent




                 1996   1997   1998   1999   2000
Las Brisas      91.7%  84.8%  90.7%  95.4%  95.0%



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

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2000 there were approximately 281 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 2000, 1999 and 1998, the Special Limited Partner received distributions from the Partnership totaling $75,000, $265,000 and $65,000 respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS   INCOME   GAIN   LOSS      CASH DISTRIBUTED
1986        $0     $0   $186             $0
1987         0      0    286              0
1988         0      0    310              0
1989         0      0    278              0
1990         0      0    231              0
1991         0      0    142              0
1992         0      0      0              0
1993         0    153    162              0
1994        24      0      0              0
1995         0      0      5              0
1996        20      0      0              0
1997         0      0    (21)             0
1998         4      0      0              0
1999        72      0      0              0
2000         1      0      0              0


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

                   Year Ended December 31,
       ( in thousands except unit and per unit amounts)

                                            2000   1999   1998   1997   1996

Limited Partner Units Outstanding - Basic  2,382  2,382  2,382  2,382  2,382


Statement of Operations
     Total Revenues                       $1,591 $1,588 $1,473 $1,430 $1,472



Net Income (Loss) before extraordinary
 items                                       (23)   143      3    (52)    56
Extraordinary Item-loss on extinguishment
 of debt                                       0      0      0      0      0
Net Income (Loss)                            (23)   143      3    (52)    56
Limited Partner Net Income (Loss)
 per Unit - Basic                          (9.76) 59.65   1.28 (21.49) 23.21 (a)
Cash Distributions to Limited Partners
 per Unit - Basic                              0      0      0      0      0


Balance Sheet:
                Real Estate, net          $3,787 $3,892 $4,109 $4,254 $4,452
                Total Assets               4,123  4,277  4,459  4,567  4,826
                Mortgages Payable          2,874  2,941  3,004  3,061  3,115
                Partners Equity              894    992  1,114  1,175  1,410



     (a)   For  Federal  Income  Tax  purposes  only  income  was
     reallocated   in  accordance  the  regulations   promulgated
     thereunder of the Internal Revenue Code of 1986 as amended.



Item 7.  Management Discussion and Analysis of Financial
Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information".
Results of Operations: 2000 VERSUS 1999

Revenue from Property Operations increased $2,231 or 0.14%. Rental income decreased $5,916 or 0.39% as compared to 1999. Other income increased $8,147 or 7.69% due to increased fee income from residents. The following table illustrates the increases or (decreases):


                   Increase
                  (Decrease)

Rental income     $(5,916)
Other               8,147
Net Increase       $2,231



Property  operating  expenses  for  2000  increased  $169,257  or
11.71%. Repair and maintenance expenses increased from 1999 by $83,685 or 44.20% primarily due more deferred maintenance activities performed, including carpentry repairs throughout the property. Utilities increased $20,007 or 12.84% due to increased utility consumption and higher rates. Payroll increased $23,157 or 9.2% due to increased salaries. Interest expense decreased by $5,312 from 1999 due to normal principal amortization. Property management fees are paid to an affiliated entity and represents 4% of gross operating revenues (see Note 4 to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                                  Increase
                                 (Decrease)

Payroll                           $23,157
Utilities                          20,007
Real estate taxes                  21,858
Repairs and Maintenance            83,685
General & Administration           11,657
Interest                           (5,312)
Depreciation and amortization      13,974
Property management fees              112
Administrative Service Fee            119

Net Increase                     $169,257


Results of Operations: 1999 VERSUS 1998

Revenue from Property Operations increased $115,271 or 7.82%. Rental income increased $99,147 or 7.17% as compared to 1998, principally due to an decrease in vacancy and increased rents. Other income increased $16,124 or 17.96% due to increased fee income from residents. The following table illustrates the increases or (decreases):


                   Increase
                  (Decrease)

Rental income     $99,147
Other              16,124
Net Increase     $115,271



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

                                   Increase
                                  (Decrease)

Payroll                             $8,578
Utilities                          (16,264)
Real estate taxes                     (651)
Repairs and Maintenance            (22,205)
General & Administration            (9,583)
Interest                            (4,898)
Depreciation and amortization       14,080
Property management fees             5,763

Net Decrease                      $(25,180)



Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 2000, the Partnership had $12,904 in cash and cash equivalents as compared to $44,453 as of December 31, 1998.
The net decrease in cash of $31,549 is principally due to the operations of the asset.

The property is encumbered by a non-recourse mortgage with a principal balance of $2,873,998 as of December 31, 2000. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the five years ending December 31, 2003, are $73,363, $79,571, $2,721,064, $0 and $0,
respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $1,240,231in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2000 and 1999, the
Special Limited Partner received distributions from the Partnership totaling $75,000 and $265,000, respectively.

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








                    AMRECORP REALTY FUND III
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2000 and 1999

                 INDEX TO FINANCIAL STATEMENTS



                                                                     Page

Independent Auditors' Reports                                         1

Financial Statements

  Balance Sheets as of December 31, 2000 and 1999                     3

  Statements of Operations for the years ended December 31,
   2000, 1999 and 1998                                                4

  Statements of Partners' Equity (Deficit) for the years ended
   December 31, 2000, 1999 and 1998                                   5

  Statements of Cash Flows for the years ended December 31,
   2000, 1999 and 1998                                                6

  Notes to Financial Statements                                       7

  Schedule III - Real Estate and Accumulated Depreciation            13



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheets of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2000 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



January 29, 2001
Dallas, Texas




                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                   December 31, 2000 and 1999


                             ASSETS
                                                  2000          1999

Investments in real estate at cost
      Land                                  $1,000,000    $1,000,000
      Buildings, improvements and
       furniture  and    fixtures            6,732,843     6,517,060

                                             7,732,843     7,517,060
      Accumulated  depreciation             (3,945,734)   (3,624,944)

                                             3,787,109     3,892,116

Cash and cash equivalents                       12,904        44,453
Restricted cash                                 59,000        52,000
Escrow deposits                                138,248       144,366
Capital replacement reserve                     10,295        42,928
Liquidity reserve                              100,599        90,503
Other assets                                    15,073        11,450

TOTAL ASSETS                                 4,123,228     4,277,816


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                             2,873,998     2,941,638
Accrued interest payable                        19,519        19,979
Accounts payable                                23,384        32,801
Real estate taxes payable                      139,220       117,361
Due to affiliates                              119,299       122,513
Security deposits                               54,218        51,441

TOTAL LIABILITIES                            3,229,638     3,285,733

PARTNERS' EQUITY                               893,590       992,083

TOTAL LIABILITIES  AND PARTNERS' EQUITY     $4,123,228    $4,277,816




                    AMRECORP REALTY FUND III
                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2000, 1999 and 1998

                                        2000         1999         1998

INCOME
 Rentals                          $1,476,937   $1,482,853   $1,383,706
 Other                               114,062      105,915       89,791

 Total income                      1,590,999    1,588,768    1,473,497

OPERATING EXPENSES
 Depreciation and amortization       320,790      306,816      292,736
 Payroll                             275,430      252,273      243,695
 Repairs and maintenance             273,027      189,342      211,547
 Interest                            236,795      242,107      247,005
 Utilities                           175,832      155,825      172,089
 Real estate taxes                   139,220      117,362      118,013
 General and administrative          104,705       93,048      102,631
 Property management fee to
  affiliate                           79,550       79,438       73,675
 Administrative service fee
  to affiliate                         9,143        9,024        9,024

 Total operating expenses          1,614,492    1,445,235    1,470,415

 NET INCOME (LOSS)                  $(23,493)    $143,533      $ 3,082

 NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT - BASIC            $(9.76)      $59.65        $1.28

 LIMITED PARTNERSHIP UNITS
  OUTSTANDING - BASIC                  2,382        2,382        2,382




                    AMRECORP REALTY FUND III
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2000, 1999 and 1998


                                           Special
                                General    Limited    Limited
                                Partner    Partners   Partners     Total

 Balance,  January 1, 1998    $(139,080)  $1,645,231 $(330,683)  $1,175,468

 Distributions                      ---      (65,000)      ---      (65,000)

 Net income                          31          ---     3,051        3,082

 Balance, December 31, 1998    (139,049)   1,580,231  (327,632)   1,113,550

 Distributions                      ---     (265,000)      ---     (265,000)

 Net income                       1,435          ---   142,098      143,533

 Balance, December 31, 1999    (137,614)   1,315,231  (185,534)     992,083

 Distributions                      ---      (75,000)      ---      (75,000)

 Net (loss)                        (235)         ---   (23,258)     (23,493)

 Balance, December 31, 2000   $(137,849)  $1,240,231 $(208,792)    $893,590











                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
    For the Years Ended December 31, 2000, 1999, and  1998

                                           2000          1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                       $(23,493)    $143,533       $3,082
 Adjustments to reconcile net income (loss) to
   net cash provided by operations:
 Depreciation and amortization            320,790      306,816      292,736
 Changes in assets and liabilities:
   Restricted cash                         (7,000)      (8,000)     (14,000)
   Escrow deposits                          6,118      (10,383)     (18,371)
   Other assets                            (3,623)         202        5,413
   Accrued interest payable                  (459)        (424)        (391)
   Security deposits                        2,776        7,396        9,531
   Accounts payable                        (9,417)        (887)      (4,608)
   Due to affiliates                       (3,214)      (2,477)      (3,459)
   Real estate taxes payable               21,859         (652)      10,221

 Net cash provided by operating
   activities                             304,337      435,124      280,154

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate              (215,783)     (89,571)    (147,786)
 Capital replacement reserve               32,633      (14,741)      25,922

 Net cash used for investing activities  (183,150)    (104,312)    (121,864)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable  (67,640)     (62,363)     (57,498)
 Liquidity reserve                        (10,096)       4,755       (4,755)
 Distributions                            (75,000)    (265,000)     (65,000)

 Net cash used for financing activities  (152,736)    (322,608)    (127,253)

 Net increase (decrease) in cash and
   cash equivalents                       (31,549)       8,204       31,037

 Cash and cash equivalents at beginning
   of period                               44,453       36,249        5,212

 Cash and cash equivalents at end of
   period                                 $12,904      $44,453      $36,249


 Supplemental disclosure of cash flow information:
   Cash  paid during the year for
    interest                             $237,255     $242,531     $246,614





                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999


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

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 2000, 1999, and 1998. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

     Allocation of Net Income (Loss) and Cash

     Net  income and net operating cash flow, as defined  in  the limited partnership agreement, are allocated first to the limited partners in an amount equal to a distribution preference (as defined) on capital contributions from the first day of the month following their capital contribution and thereafter generally 1% to the general partner and 99% to the limited partners. Net loss is allocated 1% to the general partner and 99% to the limited partners.

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

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. The total distribution preference due to the special limited partners is approximately $1,689,000 as of December 31, 2000. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2000, 1999, and 1998, distributions of $75,000, $265,000, and
     $65,000, respectively, were made to the special limited partners in accordance with this agreement.

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




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

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

     Reclassification

     Certain 1998 amounts have been reclassified to conform with the 2000 and 1999 financial statement presentation.

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




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe significant credit risk exists at December 31, 2000.

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2000, December 31, 1999, and December 31, 1998, the Partnership's comprehensive income (loss) was equal to its net income
     (loss) and the Partnership does not have income meeting the definition of other comprehensive income.




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999


NOTE B - MORTGAGE PAYABLE

     The mortgage payable of $2,873,998 and $2,941,638 at December 31, 2000 and 1999, respectively, bears interest at a rate of 8.15% and is payable in monthly installments of principal and interest of $25,408 through December 2003, at which time a lump sum payment of approximately $2,721,064 is due. This mortgage note is secured by real estate with a net book value of $3,787,109.

     At December 31, 2000, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows:

              2001                      $   73,363
              2002                          79,571
              2003                       2,721,064
              2004                             ---
              2005                             ---

                                        $2,873,998

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is approximately 4% of the Partnership's gross receipts. In addition, a Partnership fee equal to 1% of gross revenues from operations is to be paid from "Excess Property Income", as defined in the partnership agreement.

                                     2000      1999      1998
     Property management fee       $63,640   $63,550   $58,940
     Partnership fee                15,910    15,888    14,735

     Administrative service fees paid to an affiliate of the general partner were $9,143, $9,024, $9,024 for each of the years ended December 31, 2000, 1999, and 1998, respectively.

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2000, and 1999, totaled $119,299 and $122,513, respectively.

NOTE D - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999


NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of expenses over revenues for 2000 would have been as follows:



         Net income (loss) per accompanying
     financial statements                            $(23,493)

         Add - book basis depreciation using
     straight-line method                             320,790

         Deduct - income tax basis depreciation
     expense using ACRS method                       (278,038)

         Deduct - income tax basis amortization
     of loan costs                                    (19,705)



         Excess of expenses over revenues,
     accrual income tax basis                           $(446)


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2000 and 1999.

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





AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2000

                                      Initial  Cost
                                      to Partnership
Description             Encumbrances      Land     Buildings       Total Cost
                                                      And        Subsequent to
                                                  Improvements    Acquisition

Twenty-eight two-story
apartment buildings of
concrete block
construction with
brick veneer, stucco
and wood siding
exterior, and
composition shingled
roofs located in
Abilene, Texas               (b)    $1,000,000     $5,721,811      $1,011,032






                                        Gross Amounts at Which
                                       Carried at Close of Year


                                      Buildings
                                        And                       Accumulated
                         Land       Improvements      Total       Depreciation
                                                     (a)(d)           (c)
Twenty-eight two-story
apartment buildings of
concrete block
construction with
brick veneer, stucco
and wood siding
exterior, and
composition shingled
roofs located in
Abilene, Texas         $1,000,000    $6,732,843    $7,732,843     $3,945,734






                                                              Life on Which
                             Date of           Date           Depreciation
                          Construction       Acquired         Is Computed


Twenty-eight two-story
apartment buildings of
concrete block
construction with
brick veneer, stucco
and wood siding
exterior, and
composition shingled
roofs located in          Complete at
Abilene, Texas            Date Acquired      07/31/86             (a)

See notes to Schedule III.



AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2000


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                        Investments in      Accumulated
                                         Real Estate        Depreciation


    Balance, January 1, 1998              $7,279,703        $3,025,392

        Acquisitions                         147,786               ---
        Depreciation expense                     ---           292,736

    Balance, December 31, 1998             7,427,489         3,318,128

        Acquisitions                          89,571               ---
        Depreciation expense                     ---           306,816

    Balance, December 31, 1999
                                           7,517,060         3,624,944

        Acquisitions                         215,783               ---
        Depreciation expense                     ---           320,790

    Balance, December 31, 2000            $7,732,843        $3,945,734


(d)       Aggregate cost for federal income tax purposes is $6,282,843.





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

          For the Fiscal year ended December 31, 2000, 1999, and 1998, property management fees earned totaled $79,550, $79,438, and $73675, respectively.
An additional administration service fee was paid to the general partner of $9,143, $9,024, and 9,024 for the years ended December 31, 2000, 1999, and 1998 respectively.


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




Item 13.  Certain Relations and Related Transactions

      As stated in item 11, the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the general partner receives 1% of partnership income and loss and up to 15%of Net Proceeds received from the sale or refinancing of Partnership Properties (after return of Limited Partner capital contributions and payment of a Current Distribution Preference thereon).

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

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 10-K

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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2000.

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

                                   AMRECORP REALTY FUND III

                                   LBAL, Ltd., General Partner


                                   By:  /s/ Robert J. Werra
                                   Robert J. Werra, President

March 23, 2001