Form 10-Q
period 2001-03-31
AMRECORP REALTY FUND III
filed 2001-05-10
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001 Commission file number 33-00152

                  AMRECORP REALTY FUND III

   (Exact name of registrant as specified in its charter)

              TEXAS                              75-2045888
 (State or other jurisdiction of      (IRS Employer Identification Number)
  incorporation or organization

                  6210 Campbell Road Suite 140
                       Dallas, Texas  75248

          (Address of principal executive offices)


Registrant's telephone number, including area code:  (972)380-8000.


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

    Consolidated Balance Sheet as of March 31, 2001 and
    December 31, 2000                                             Page 3

    Consolidated Statements of Operations for the Three Months
    Ended March 31, 2001 and 2000                                 Page 4

    Consolidated Statements of Cash Flows for the Three months
    Ended March 31, 2001 and 2000                                 Page 5



Item 2.  Results of Operations and Management's Discussion
         and Analysis of Financial Condition                      Page 6

    Liquidity and Capital Resources
                                                                  Page 7

    Other Information                                             Page 8

    Signatures                                                    Page 10


The statements, insofar as they relate to the period subsequent to December 31, 2000 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                                   AMRECORP REALTY FUND III
                           Condensed Consolidated Balance Sheets
                                 March           December 31,
                                 2001                2000
                              (Unaudited)

ASSETS
Real Estate assets, at cost
Land                           $1,000,000        $1,000,000
Buildings and improvements      6,732,843         6,732,843

                                7,732,843         7,732,843

     Less: Accumulated         (4,026,734)       (3,945,734)
           depreciation
                                3,706,109         3,787,109


Cash including cash investments    27,709            12,904
Restricted Cash                    59,000            59,000
Escrow deposits                    36,941           138,248
Replacement Reserve                31,138            10,295
Liquidity reserve                 100,599           100,599
Other assets                        5,085            15,073

          TOTAL ASSETS         $3,966,581        $4,123,228



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable     $2,856,212        $2,873,998
Note Payable -  Affiliates        119,299           119,299
Real estate taxes payable          33,838           139,220
Security deposits                  58,297            54,218
Accounts payable &  accrued        47,717            42,903
 expenses

                                3,115,363         3,229,638
Partners Capital (Deficit)
Limited Partners                 (211,140)         (208,792)
Special Limited Partner         1,200,231         1,240,231
General  Partner                 (137,873)         (137,849)


Total Partners Capital            851,218           893,590
(Deficit)


Total Liability And            $3,966,581        $4,123,228
 Partners Equity


  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                          (Unaudited)

                                          Three Months Ended
                                               March 31,
REVENUES                                  2001          2000

Rental income                           365,333      $366,278
Other property                           24,882        25,673
   Total revenues                       390,215       391,951

EXPENSES
Salaries & wages                         69,275        68,827
Maintenance & repairs                    39,205        47,971
Utilities                                51,163        36,156
Real estate taxes                        33,750        37,500
General administrative                   10,255        14,478
Contract services                        15,077        16,603
Insurance                                 9,988         7,322
Interest                                 58,437        59,714
Depreciation and amortization            85,926        76,926
Property management fees                 19,511        19,599

   Total expenses                       392,587       385,096


NET INCOME (LOSS)                       ($2,372)       $6,855


NET INCOME PER SHARE                     $(1.00)        $2.88

  See Notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                        (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                 2001          2000

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                              ($2,372)       $6,855

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                   81,000        72,000
Net Effect of changes in operating accounts
Escrow deposits                                101,307        76,958

Capital replacement reserve                    (20,843)       18,818

Accrued real estate taxes                     (105,382)      (79,861)

Security deposits                                4,079         4,523
Accounts payable                                 4,814         4,522
Other assets                                     9,988         7,322
   Net cash provided by operating activities    72,591       111,137


CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable            (17,786)      (16,510)

Note payable - affiliates                            0         3,545
Distribution to special limited partner        (40,000)      (75,000)

     Net cash used by investing activities     (57,786)      (87,965)


NET INCREASE (DECREASE) IN CASH AND CASH        14,805        23,172
 EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  12,904        44,453


CASH AND CASH EQUIVALENTS, END OF PERIOD       $27,709       $67,625



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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At March 31, 2001 the Partnership owned Las Brisas
Apartments, a 376 unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

Revenue from property operations decreased $1,736, or 0.55%, for the first quarter of 2001, as compared to the first quarter of 2000. Decreased occupancy to 93.4% in the first quarter of 2001 from 96.3% in the first quarter of 2000 accounted for the decrease in rental income of $945 or 0.32%. Other property income decreased $791 or 4.58% mainly due to decreased fee collections. The following table illustrates the components:

                         Increase      Percent
                        (Decrease)     Change


Rental income             (945)         0.32%
Other property            (791)         4.58%
Net Increase            (1,736)         0.55%
(Decrease)


Property operating expenses: increased by $7,491 or 2.17% for the first quarter of 2001 compared to the first quarter of 2000 due primarily to increased utilities. Utilities increased $15,007 or 40.28%, due to gas cost increases.
Insurance rose $2,666 or 39.85% from premium increases. Contract services decreased $5,535 or 77.48% due to reduce lawn care expenses. Insurance increased $3,647 or 54.51% with the annual policy renewal. General and administrative expenses decreased $4,223 or 34.18% mainly due to decreased mailing costs. The following table illustrates the components:

                                     Increase      Percent
                                    (Decrease)     Change

Salaries & wages                       448          0.63%
Maintenance & repairs               (8,766)        15.66%
Utilities                           15,007         40.28%
Real estate taxes                   (3,750)        11.90%
General administrative              (4,223)        34.18%
Contract services                   (1,526)        21.36%
Insurance                            2,666         39.85%
Interest                            (1,277)         3.03%
Depreciation and amortization        9,000         13.86%
Property management fees               (88)         0.54%
Net Increase                         7,491          2.17%
(Decrease)




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

                       Increase    Percent
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

                                   Increase      Percent
                                  (Decrease)     Change

Salaries & wages                    18,558       26.11%
Maintenance & repairs               12,286       21.95%
Utilities                            3,310        8.88%
Real estate taxes                    9,150       29.05%
General administrative              (1,993)      16.13%
Contract services                     (970)      13.58%
Insurance                             (148)       2.21%
Interest                            (1,288)       3.06%
Depreciation and amortization       (2,000)       3.08%
Property management fees               869        5.33%
Net Increase                        37,774       10.94%

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

     As of March 31, 2001, the Partnership had $27,709 in cash and cash equivalents as compared to $12,904 as of December 31, 2000. The net increase in cash of $14,805 was due to cash flow from operations.

     The property is encumbered by a non-recourse mortgage with a principal balance of $2,908,505 as of March 31, 2001. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately
$2,642,000 is due. The required principal reductions for the three years ending December 31, 2003, are $73,363, $79,571, and $2,721,064 respectively.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

     The $1,200,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2001 2000 and 1999, the Special Limited Partner received distributions from the Partnership totaling $40,000, $0, and $265,000 respectively.

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

(B)       Reports on Form 8-K for quarter ended March 31, 2001.

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






     Date:     May 1. 2001