Form 10-Q
period 2001-06-30
AMRECORP REALTY FUND III
filed 2001-08-01
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           Of the Securities Exchange Act of 1934

 For Quarter Ended June 30, 2001Commission file number 33-00152

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

    Consolidated Balance Sheet as of June 30, 2001 and
    December 31, 2000                                              Page 3

    Consolidated Statements of Operations for the Three & Six Months
    Ended June 30, 2001 and 2000                                   Page 4

    Consolidated Statements of Cash Flows for the Six months Ended
    June 30, 2001 and 2000                                         Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets

                               June 30,         December 31,
                                 2001              2000
                             (Unaudited)

ASSETS
Real Estate assets, at cost

Land                          $1,000,000       $1,000,000

Buildings and improvements     6,732,843        6,732,843

                               7,732,843        7,732,843

  Less: Accumulated
        depreciation          (4,107,734)      (3,945,734)

                               3,625,109        3,787,109


Cash including cash investments   75,074           12,904
Restricted Cash                   59,000           59,000
Escrow deposits                   61,162          138,248
Replacement Reserve               21,902           10,295
Liquidity reserve                100,599          100,599
Other assets                      43,124           15,073

          TOTAL ASSETS        $3,985,970       $4,123,228



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES

Mortgage and notes payable    $2,838,062       $2,873,998
Note Payable - Affiliates        119,299          119,299
Real estate taxes payable         67,588          139,220
Security deposits                 59,929           54,218
Accounts payable & accrued
expenses                          79,461           42,903

                               3,164,339        3,229,638

Partners Capital (Deficit)

Limited Partners                (225,581)        (208,792)
Special Limited Partner        1,185,231        1,240,231
General Partner                 (138,019)        (137,849)


Total Partners Capital
(Deficit)                        821,631          893,590



Total Liability And Partners
Equity                        $3,985,970       $4,123,228


  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)

                               Three Months        Six Months Ended
                              Ended June 30,           June 30,
REVENUES                     2001       2000       2001        2000

Rental income              372,746    $376,342   $738,079    $742,620

Other property              27,817      30,645     52,699      56,318
   Total revenues          400,563     406,987    790,778     798,938


EXPENSES
Salaries & wages            62,625      64,700    131,900     133,527
Maintenance & repairs       64,980     169,476    104,185     217,447
Utilities                   47,999      24,106     99,162      60,262
Real estate taxes           33,750      37,500     67,500      75,000
General administrative      12,837      19,860     23,092      34,338
Contract services           19,109      21,553     34,186      38,156
Insurance                    9,821       7,828     19,809      15,150
Interest                    58,073      59,600    116,510     119,314
Depreciation and
amortization                85,926      76,926    171,852     153,852
Property management         20,030      20,345     39,541      39,944
fees
   Total expenses          415,150     501,894    807,737     886,990



NET INCOME (LOSS)         ($14,587)   ($94,907)  ($16,959)   ($88,052)



NET INCOME PER SHARE        $(6.12)    $(39.84)    $(7.12)    $(36.97)

  See Notes to Condensed Consolidated Financial Statements



                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited

                                                         Six Months
                                                       Ended June 30,
                                                      2001        2000

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                  ($16,959)    ($88,052)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                       162,000      144,000

Net Effect of changes in operating accounts

Escrow deposits                                      77,086       81,960
Capital replacement reserve                         (11,607)      (2,255)
Liquidity Reserve                                         0       (4,209)
Accrued real estate taxes                           (71,632)     (42,361)
Security deposits                                     5,711        5,208
Accounts payable                                     36,558       (2,481)
Other assets                                        (28,051)     (18,496)

   Net cash provided by operating activities        153,106       73,314


CASH FLOWS FROM INVESTING ACTIVITIES

Repayment of mortgage notes payable                 (35,936)     (33,133)
Note payable - affiliates                                 0       10,842
Distribution to special limited partner             (55,000)     (75,000)

     Net cash used by investing activities          (90,936)     (97,291)


NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                          62,170      (23,977)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       12,904       44,453


CASH AND CASH EQUIVALENTS, END OF PERIOD            $75,074      $20,476



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

  Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At June 30, 2001 the Partnership owned Las Brisas
Apartments, a 376-unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

Revenue from property operations decreased $6,424, or 2.05% for the second quarter of 2001, as compared to the second quarter of 2000. Decreased occupancy to 92.4% in the second quarter of 2001 from 96.4% in the second quarter of 2000 accounted for the decrease in rental income of $3,596 or 1.22%. Other property income decreased $2,828 or 16.38% mainly due to decreased fee collections. The following table illustrates the components:

                        Increase      Percent
                       (Decrease)     Change

Rental income           (3,596)        1.22%
Other property          (2,828)       16.38%

Net Increase            (6,424)        2.05%
(Decrease)


Property operating expenses: decreased by $86,744 or 25.12% for the second quarter of 2001 compared to the second quarter of 2000 due primarily to decreases in maintenance and repairs. Maintenance and repairs decreased $104,496 or 186.72% due to the exterior building maintenance preformed in 2000. Utilities increased $23.893 or 64.12%, due to gas cost increases. General and administrative expenses decreased $7,023 or 56.85% mainly due to decreased mailing costs and decreased credit-reporting costs. Insurance rose $1,993 or 29.79% with the annual policy renewal Contract services decreased $2,444 or 34.21% due to reduced cable television and lawn care expenses. The following table illustrates the components:

                                Increase            Percent
                               (Decrease)           Change


Salaries & wages                (2,075)              2.92%
Maintenance & repairs         (104,496)            186.72%
Utilities                       23,893              64.12%
Real estate taxes               (3,750)             11.90%
General administrative          (7,023)             56.85%
Contract services               (2,444)             34.21%
Insurance                        1,993              29.79%
Interest                        (1,527)              3.63%
Depreciation and amortization    9,000              13.86%
Property management fees          (315)              1.93%

Net Increase (Decrease)        (86,744)             25.12%








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

                          Increase     Percent
                         (Decrease)    Change


Rental income              4,613        1.56%
Other property             2,700       15.63%

Net Increase (Decrease)    7,313        2.34%



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

                                       Increase      Percent
                                      (Decrease)     Change

Salaries & wages                        5,483         7.71%
Maintenance & repairs                  96,090       171.70%
Utilities                              (2,842)        7.63%
Real estate taxes                       9,150        29.05%
General administrative                  3,356        27.17%
Contract services                        (278)        3.89%
Insurance                                 620         9.27%
Interest                               (1,089)        2.59%
Depreciation and amortization           7,852        12.09%
Property management fees                  406         2.49%

Net Increase (Decrease)               118,748        34.39%


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

      In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Univesco, Inc., a Texas corporation, Robert J. Werra, and CEO perform management of the Partnership's assets.

      On November 12, 1993 the Partnership refinanced the properties secured debt with an 8.15%, ten year, mortgage loan from Lexington Mortgage Company. The $3,250,000 mortgage loan provides for monthly payments of $415,000. based on an amortized schedule of 300 months with a final payment of the entire remaining principal balance in December, 2003. The proceeds of this new loan were used to pay off the $2,500,000 and $2,300,000 mortgage notes, which previously held the first mortgage position. The old first mortgagee provided a discount of approximately ten percent of the outstanding principal balances of two old notes. The balance of funds needed to retire the old notes (approximately $100,000) was provided by Robert J. Werra. In addition Robert J. Werra exercised his option in the property's wrap mortgage notes. The new lender prohibited subordinate debt. To meet this requirement the subordinate debt held by Mr. Werra was converted to a class of equity with the same terms and conditions as it possessed as debt. The wrap mortgage lender would not agree to the change in status so Mr. Werra paid $85,000 to complete his purchase of the wrap notes and now holds an equity position in the partnership as a Special Limited partner.

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

     As of June 30, 2001, the Partnership had $75,074 in cash and cash equivalents as compared to $12,904 as of December 31, 2000. The net increase in cash of $62,170 was due to cash flow from operations.

     The property is encumbered by a non-recourse mortgage with a principal balance of $2,838,062as of June 30, 2001. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately
$2,642,000 is due. The required principal reductions for the three years ending December 31, 2003, are $73,363, $79,571, and $2,721,064 respectively.

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

(B)       Reports on Form 8-K for quarter ended June 30, 2001.

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






     Date:     August 1. 2001