Form 10-Q
period 2001-09-30
AMRECORP REALTY FUND III
filed 2001-11-01
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001 Commission file number 33-00152

                  AMRECORP REALTY FUND III

   (Exact name of registrant as specified in its charter)

              TEXAS                     75-2045888
 (State or other jurisdiction of      (IRS Employer
  Incorporation or organization       Identification
                                         Number)

               2800 N Dallas Parkway Suite 100
                      Plano, Texas 75093

          (Address of principal executive offices)


Registrant's telephone number, including area code:  (972)836-8000.


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

Consolidated Balance Sheet as of September 30, 2001 and
December 31, 2000                                                     Page 3

Consolidated Statements of Operations for the Three  & Nine months
Ended September 30, 2001 and 2000                                     Page 4

Consolidated Statements of Cash Flows for the Nine months Ended
September 30, 2001 and 2000                                           Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets

                                     September 30,       December 31,
                                         2001                2000
                                      (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                  $1,000,000         $1,000,000
Buildings and improvements             6,732,843          6,732,843
                                       7,732,843          7,732,843

     Less: Accumulated depreciation   (4,188,734)        (3,945,734)
                                       3,544,109          3,787,109


Cash including cash investments           41,047             12,904
Restricted Cash                           59,000             59,000
Escrow deposits                          134,982            138,248
Replacement Reserve                       42,701             10,295
Liquidity reserve                        100,599            100,599
Other assets                              25,787             15,073

          TOTAL ASSETS                $3,948,225         $4,123,228



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable            $2,819,538         $2,873,998
Note Payable -  Affiliates               119,299            119,299
Real estate taxes payable                101,250            139,220
Security deposits                         62,435             54,218
Accounts payable &  accrued expenses      75,396             42,903

                                       3,177,918          3,229,638

Partners Capital (Deficit)
Limited Partners                        (236,792)          (208,792)
Special Limited Partner                1,145,231          1,240,231
General  Partner                        (138,132)          (137,849)


Total Partners Capital                   770,307            893,590
(Deficit)


Total Liability And Partners Equity   $3,948,225         $4,123,228

  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III

       Condensed Consolidated Statement of Operations
                         (Unaudited)

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
REVENUES                         2001        2000          2001         2000

Rental income                 375,547    $368,318    $1,113,626   $1,110,938

Other property                 29,903      29,420        82,602       85,738
   Total revenues             405,450     397,738     1,196,228    1,196,676

EXPENSES
Salaries & wages               74,690      78,007       206,590      211,534
Maintenance & repairs          51,261     146,149       155,446      363,596
Utilities                      39,880      34,571       139,042       94,833
Real estate taxes              33,750      36,250       101,250      111,250
General administrative         15,062      18,965        38,154       53,303
Contract services              28,058      17,178        62,244       55,334
Insurance                      10,174      10,969        29,983       26,119
Interest                       57,700      59,145       174,210      178,459
Depreciation and amortization  85,926      76,926       257,778      230,778
Property management fees       20,273      19,888        59,814       59,832

   Total expenses             416,774     498,048     1,224,511    1,385,038



NET INCOME (LOSS)            ($11,324)  ($100,310)     ($28,283)   ($188,362)


NET INCOME PER SHARE           $(4.75)    $(42.11)      $(11.87)     $(79.08)

  See Notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited

                                                      Nine Months Ended
                                                        September 30,
                                                     2001           2000

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 ($28,283)      ($188,362)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                      243,000         216,000

Net Effect of changes in operating accounts
Restricted Cash                                          0          (7,000)
Escrow deposits                                      3,266          44,755
Capital replacement reserve                        (32,406)          5,132
Liquidity Reserve                                        0          (4,209)
Accrued real estate taxes                          (37,970)         (6,111)
Security deposits                                    8,217           2,248
Accounts payable                                    32,493            (455)
Other assets                                       (10,714)        (13,833)

   Net cash provided by operating activities       177,603          48,165


CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                (54,460)        (50,211)
Note payable - affiliates                                0          10,842
Distribution to special limited partner            (95,000)        (15,000)

     Net cash used by investing activities        (149,460)        (54,369)


NET INCREASE (DECREASE) IN CASH AND CASH            28,143          (6,204)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      12,904          44,453

CASH AND CASH EQUIVALENTS, END OF PERIOD           $41,047         $38,249



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

  Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At September 30, 2001 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

Revenue from property operations increased $7,712, or 2.47% for the third quarter of 2001, as compared to the third quarter of 2000. Increased occupancy to 93.6% in the third quarter of 2001 from 94.0% in the third quarter of 2000 accounted for the increase in rental income of $7,229 or 2.45%. Other property income increased $483 or 2.80% mainly due to increased fee collections. The following table illustrates the components:

                    Increase     Percent
                                 Change

Rental income         7,229       2.45%
Other property          483       2.80%
Net Increase          7,712       2.47%
(Decrease)


Property operating expenses: decreased by $81,274 or 23.54% for the third quarter of 2001 compared to the third quarter of 2000 due primarily to decreases in maintenance and repairs. Maintenance and repairs decreased $94,888 or 169.55% due to the exterior building maintenance preformed in 2000. Utilities increased $5,309 or 14.25%, due to gas cost increases. General and administrative expenses decreased $3,903 or 31.59% mainly due to decreased mailing costs and decreased credit-reporting costs. Insurance decreased $795 or 11.88% with the annual policy renewal Contract services increased $10,880 or 152.30% due to increased lawn care and grounds maintenance costs. The following table illustrates the components:

                                         Increase       Percent
                                        (Decrease)      Change


Salaries & wages                         (3,317)         4.67%
Maintenance & repairs                   (94,888)       169.55%
Utilities                                 5,309         14.25%
Real estate taxes                        (2,500)         7.94%
General administrative                   (3,903)        31.59%
Contract services                        10,880        152.30%
Insurance                                  (795)        11.88%
Interest                                 (1,445)         3.43%
Depreciation and amortization             9,000         13.86%
Property management fees                    385          2.36%

Net Increase                            (81,274)        23.54%
(Decrease)








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

                          Increase    Percent
                         (Decrease)   Change


Rental income             (13,348)     4.52%
Other property               (588)     3.40%
Net Increase              (13,936)     4.46%
(Decrease)


Property operating expenses: increased by $112,968 or 32.71% for the third quarter of 2000 compared to the third quarter of 1999 due primarily to increased maintenance & repairs. Maintenance and repairs increased $98,293 or 175.63%, due to major carpentry repairs to the property. Contract services decreased $5,535 or 77.48% due to reduce lawn care expenses. Insurance increased $3,647 or 54.51% with the annual policy renewal. Real estate taxes increased $4,850 or 15.40% due to higher assessments of the property. Salaries & wages increased $17,715 or 24.92 due to increased staffing levels on the property. General and administrative expenses increased $4,509 or 36.50% mainly due to increased mailing and postage costs The following table illustrates the components:

                                     Increase       Percent
                                    (Decrease)      Change

Salaries & wages                      17,715         24.92%
Maintenance & repairs                 98,293        175.63%
Utilities                              3,284          8.81%
Real estate taxes                      4,850         15.40%
General administrative                 4,509         36.50%
Contract services                     (5,535)        77.48%
Insurance                              3,647         54.51%
Interest                              (1,226)         2.91%
Depreciation and amortization        (11,853)        18.26%
Property management fees                (716)         4.39%

Net Increase                         112,968         32.71%
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

      On November 12, 1993 the Partnership refinanced the properties secured debt with an 8.15%, ten year, mortgage loan from Lexington Mortgage Company. The $3,250,000 mortgage loan provides for monthly payments of $25,408. based on an amortized schedule of 300 months with a final payment of the entire remaining principal balance in December, 2003. The proceeds of this new loan were used to pay off the $2,500,000 and $2,300,000 mortgage notes, which previously held the first mortgage position. The old first mortgagee provided a discount of approximately ten percent of the outstanding principal balances of two old notes. The balance of funds needed to retire the old notes (approximately $100,000) was provided by Robert J. Werra. In addition Robert J. Werra exercised his option in the property's wrap mortgage notes. The new lender prohibited subordinate debt. To meet this requirement the subordinate debt held by Mr. Werra was converted to a class of equity with the same terms and conditions as it possessed as debt. The wrap mortgage lender would not agree to the change in status so Mr. Werra paid $85,000 to complete his purchase of the wrap notes and now holds an equity position in the partnership as a Special Limited partner.

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

     As of September 30, 2001, the Partnership had $41,047 in cash and cash equivalents as compared to $12,904 as of December 31, 2000. The net increase in cash of $28,143 was due to cash flow from operations.

     The property is encumbered by a non-recourse mortgage with a principal balance of $2,819,538 as of September 30, 2001. The mortgage payable bears interest at 8.15% and is payable in monthly installments of principal and interest until December 2003 when a lump-sum payment of approximately $2,642,000 is due. The required principal reductions for the three years ending December 31, 2003, are $73,363, $79,571, and $2,721,064 respectively.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

     The $1,145,231 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2001, 2000 and 1999, the Special Limited Partner received distributions from the Partnership totaling $95,000, $0, and $265,000 respectively.

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

(B)       Reports on Form 8-K for quarter ended September 30, 2001.

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






     Date:     November 1. 2001