Form 10-K
period 2001-12-31
AMRECORP REALTY FUND III
filed 2002-03-28
CIK 776813

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                              1934

           For the Fiscal Year ended December 31, 2001
                 Commission file number 33-00152

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934               (No Fee Required)

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934               (No Fee Required)


                    AMRECORP REALTY FUND III

     (Exact name of registrant as specified in its charter)

                    Texas                               75-2045888
    (State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                    Identification Number)

   2800 N Dallas Pkwy #100, Plano, Texas                   75093
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code (972) 836-8000

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

Item 1. Business

       The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on
November 21, 1985. On December 31, 2001, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 283 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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


At December 31, 2001, the Partnership owned Las Brisas Apartment, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

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


                         Occupancy Rates

                             Percent


                 1997     1998     1999     2000     2001
Las              84.8%    90.7%    95.4%    95.0%    92.7%
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


PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2001 there were approximately 283 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 2001, 2000 and 1999, the Special Limited Partner received distributions from the Partnership totaling $985,408, $75,000 and $265,000 respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS      INCOME      GAIN      LOSS      CASH DISTRIBUTED
1986           $0        $0      $186             $0
1987            0         0       286              0
1988            0         0       310              0
1989            0         0       278              0
1990            0         0       231              0
1991            0         0       142              0
1992            0         0         0              0
1993            0       153       162              0
1994           24         0         0              0
1995            0         0         5              0
1996           20         0         0              0
1997            0         0       (21)             0
1998            4         0         0              0
1999           72         0         0              0
2000           <1         0         0              0
2001           98         0         0              0


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

                   Year Ended December 31,
       ( in thousands except unit and per unit amounts)

                                         2001   2000   1999   1998   1997

Limited Partner Units Outstanding -
  Basic                                 2,382  2,382  2,382  2,382  2,382
Statement of Operations
  Total Revenues                       $1,605 $1,591 $1,588 $1,473 $1,430



Net Income (Loss)                          86    (23)   143      3    (52)
Limited Partner Net Income (Loss)
per Unit - Basic                        35.68  (9.76) 59.65   1.28 (21.49) (a)
Cash Distributions to Limited               0      0      0      0      0
Partners per Unit - Basic


Balance Sheet:
               Real Estate, net         3,576  3,787  3,892  4,109  4,254
               Total Assets             4,332  4,123  4,277  4,459  4,567
               Mortgages Payable        4,100  2,874  2,941  3,004  3,061
               Partners Equity             (6)   894    992  1,114  1,175



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

Results of Operations: 2001 VERSUS 2000

Revenue  from  Property  Operations increased  $14,252  or  0.9%.
Rental income increased $10,132 or 0.69% as compared to 2000. Other income increased $4,120 or 3.61% due to increased fee income from residents. The following table illustrates the increases or (decreases):


                      Increase
                     (Decrease)

Rental income          10,132
Other                   4,120
Net Increase           14,252



Property operating expenses for 2001 decreased $95,081 or 5.89%. Repair and maintenance expenses decreased from 2000 by $134,481 or 49.26% primarily due completion of deferred maintenance items in 2000. Utilities increased $36,416 or 20.71% due to higher rates. Real estate taxes increased $6,342 or 4.56% due to higher assessed valuations. Interest expense decreased by $10,101 from due to normal principal amortization. Property management fees are paid to an affiliated entity and represents 5% of gross operating revenues (see Note 4 to Financial Statements and
Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                               Increase
                              (Decrease)

Payroll                         (4,505)
Utilities                       36,416
Real estate taxes                6,342
Repairs and Maintenance       (134,481)
General & Administrative        (3,945)
Interest                       (10,101)
Depreciation and amortization   14,599
Property management fees           713
Administrative Service Fee        (119)
Net Increase                   (95,081)


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

                                    Increase
                                   (Decrease)

Payroll                             $23,157
Utilities                            20,007
Real estate taxes                    21,858
Repairs and Maintenance              83,685
General & Administrative             11,657
Interest                             (5,312)
Depreciation and amortization        13,974
Property management fees                112
Administrative Service Fee              119
Net Increase                       $169,257

 Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 2001, the Partnership had $559,647 in cash and cash equivalents as compared to $12,904 as of December 31, 2000.
The net increase in cash of $546,743 is principally due to the refinancing of the apartment community.

The property is encumbered by a non-recourse mortgage with a principal balance of $4,100,000 as of December 31, 2001. The mortgage payable bears interest at 6.18% and is payable in monthly installments of principal and interest until December 2011 when a lump-sum payment of approximately $3,447,000 is due. The required principal reductions for the five years ending December 31, 2006, are $48,680, $51,775, $55,067, $58,568 and
$62,292, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $254,823 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2001 and 2000, the
Special Limited Partner received distributions from the Partnership totaling $985,408 and $75,000, respectively.

Item  7a  - Quantitative and Qualitative Disclosure about Market Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its real estate mortgages. The Partnerships interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower it's overall borrowing costs. To achieve its objectives, the Partnership borrows primarily at fixed rates. The Partnership does not enter into derivative or interest rate transactions for any purpose.

The Partnerships' activities do not contain material risk due to changes in general market conditions. The partnership invests only in fully insured bank certificates of deposits, and mutual funds investing in United States treasury obligations.

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







                    AMRECORP REALTY FUND III
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2001 and 2000






                 INDEX TO FINANCIAL STATEMENTS



                                                                     Page

Independent Auditors' Reports                                          1

Financial Statements

  Balance Sheets as of December 31, 2001 and 2000                      3

  Statements of Operations for the years ended December 31,
    2001, 2000 and 1999                                                4

  Statements of Partners' Equity (Deficit) for the years ended
    December 31, 2001, 2000 and 1999                                   5

  Statements of Cash Flows for the years ended December 31,
    2001, 2000 and 1999                                                6

  Notes to Financial Statements                                        7

  Schedule III - Real Estate and Accumulated Depreciation             13



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheets of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the December 31, 2001 and 2000 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2001 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 22, 2002
Plano, Texas





                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                   December 31, 2001 and 2000


                             ASSETS
                                                     2001             2000

Investments in real estate at cost
      Land                                     $1,000,000       $1,000,000
      Buildings, improvements and
        furniture and fixtures                  6,856,116        6,732,843

                                                7,856,116        7,732,843
     Accumulated depreciation                  (4,279,982)      (3,945,734)

                                                3,576,134        3,787,109

Cash and cash equivalents                         559,647           12,904
Restricted cash                                       ---           59,000
Escrow deposits                                       ---          138,248
Capital replacement reserve                        55,625           10,295
Liquidity reserve                                     ---          100,599
Deferred financing costs, net of accumulated
  amortization of $1,141 and $-0-, respectively    90,136              ---
Other assets                                       50,466           15,073

TOTAL ASSETS                                    4,332,008        4,123,228


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                                4,100,000        2,873,998
Accrued interest payable                           21,115           19,519
Accounts payable                                   38,745           23,384
Real estate taxes payable                             237          139,220
Due to affiliates                                 122,871          119,299
Security deposits                                  55,018           54,218

TOTAL LIABILITIES                               4,337,986        3,229,638

PARTNERS' EQUITY                                   (5,978)         893,590

TOTAL LIABILITIES AND PARTNERS' EQUITY          $4,332,008      $4,123,228





                    AMRECORP REALTY FUND III
                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2001, 2000 and 1999

                                            2001          2000          1999

INCOME
 Rentals                              $1,487,069    $1,476,937    $1,482,853
 Other                                   118,182       114,062       105,915

 Total income                          1,605,251     1,590,999     1,588,768

OPERATING EXPENSES
 Depreciation and amortization           335,389       320,790       306,816
 Payroll                                 270,925       275,430       252,273
 Repairs and maintenance                 138,546       273,027       189,342
 Interest                                226,694       236,795       242,107
 Utilities                               212,248       175,832       155,825
 Real estate taxes                       145,562       139,220       117,362
 General and administrative              100,760       104,705        93,048
 Property management fee to affiliate     80,263        79,550        79,438
 Administrative service fee to affiliate   9,024         9,143         9,024

 Total operating expenses              1,519,411     1,614,492     1,445,235

 NET INCOME (LOSS)                       $85,840      $(23,493)     $143,533

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP   UNIT  -  BASIC              $35.68        $(9.76)       $59.65

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                       2,382         2,382         2,382




                    AMRECORP REALTY FUND III
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2001, 2000 and 1999


                                            Special
                                  General   Limited    Limited
                                  Partner   Partners   Partners     Total

Balance, January 1, 1999       $(139,049)  $1,580,231 $(327,632)  $1,113,550

 Distributions                       ---     (265,000)      ---     (265,000)

 Net income                        1,435          ---   142,098      143,533

 Balance, December 31, 1999     (137,614)   1,315,231  (185,534)     992,083

 Distributions                       ---      (75,000)      ---      (75,000)

 Net income                         (235)         ---   (23,258)     (23,493)

 Balance, December 31, 2000     (137,849)   1,240,231  (208,792)     893,590

 Distributions                       ---     (985,408)      ---     (985,408)

 Net loss                            858          ---    84,982       85,840

 Balance, December 31, 2001    $(136,991)    $254,823 $(123,810)     $(5,978)











                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 2001, 2000 and 1999

                                              2001         2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                         $85,840     $(23,493)    $143,533
 Adjustments to reconcile net income (loss) to
   net cash provided by operations:
 Depreciation and amortization             335,389      320,790      306,816
 Changes in assets and liabilities:
   Restricted cash                          59,000       (7,000)      (8,000)
   Escrow deposits                         138,248        6,118      (10,383)
   Other assets                            (35,393)      (3,623)         202
   Accrued interest payable                  1,596         (459)        (424)
   Security deposits                           800        2,776        7,396
   Accounts payable                         15,361       (9,417)        (887)
   Due to affiliates                         3,572       (3,214)      (2,477)
   Real estate taxes payable              (138,983)      21,859         (652)

 Net  cash  provided by operating
   activities                              465,430      304,337      435,124

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate               (123,273)    (215,783)     (89,571)
 Capital replacement reserve               (45,330)      32,633      (14,741)

 Net  cash  used for investing
   activities                             (168,603)    (183,150)    (104,312)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments  on  mortgages and notes
   payable                                 (60,718)     (67,640)     (62,363)
 Proceeds from refinancing               1,286,720          ---          ---
 Deferred financing costs                  (91,277)         ---          ---
 Liquidity reserve                         100,599      (10,096)       4,755
 Distributions                            (985,408)     (75,000)    (265,000)

 Net  cash  provided  by (used for)
   financing activities                    249,916     (152,736)    (322,608)

 Net  increase  (decrease) in cash
   and cash  equivalents                   546,743      (31,549)       8,204

 Cash  and  cash  equivalents at
   beginning of  period                     12,904       44,453       36,249

 Cash  and  cash  equivalents at
   end of period                          $559,647      $12,904      $44,453

 Supplemental disclosure of cash flow
 information:
    Cash paid during the year for
      interest                            $224,849     $237,255     $242,531
   Noncash financing activity :
      Refinancing  of mortgage payable  $2,813,280     $    ---     $    ---





                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000


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

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 2001, 2000 and 1999. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

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

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. The total distribution preference due to the special limited partners is approximately $1,918,000 as of December 31, 2001. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2001,
     2000  and  1999,  distributions of  $985,408,  $75,000,  and
     $265,000, respectively, were made to the special limited partners in accordance with this agreement.

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

     Deferred Financing Costs

     Costs incurred to obtain mortgage financing are being amortized over the life of the mortgage using the straight-line method.

     Revenue Recognition

     The Partnership has leased substantially all of its rental apartments under cancelable leases for periods generally less than one year. Rental revenue is recognized on a monthly basis as earned.

     Syndication Costs

     Costs or fees incurred to raise capital for the Partnership are netted against the respective partners' equity accounts.


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

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

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation. Management does not believe significant credit risk exists at December 31, 2001.

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2001, 2000 and 1999, the Partnership's comprehensive income (loss) was equal to its net income (loss) and the Partnership does not have income meeting the definition of other comprehensive income.


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000


NOTE B - MORTGAGE PAYABLE

     During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable of $4,100,000 at December 31, 2001, bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,576,134.

     At December 31, 2001, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows:

              2002                      $   48,680
              2003                          51,775
              2004                          55,067
              2005                          58,568
              2006                          62,292
              Thereafter                 3,823,618
                                        $4,100,000

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


                                         2001       2000       1999
     Property management fee          $64,210    $63,640    $63,550
     Partnership fee                   16,053     15,910     15,888

     Administrative  service fees paid to  an  affiliate  of  the general partner were $9,024, $9,143, and $9,024 for each  of
     the   years   ended  December  31,  2001,  2000  and   1999,
     respectively.

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2001, and 2000, totaled $122,871 and $119,299, respectively.

NOTE D - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000


NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of expenses over revenues for 2001 would have been as follows:



       Net income (loss) per accompanying
   financial statements                               $85,840

       Add - book basis depreciation using
   straight-line method                               334,248

       Deduct - income tax basis depreciation
   expense using ACRS  method                         131,332

       Deduct - income tax basis amortization
   of loan costs                                       55,772

       Excess of revenues over expenses,
   accrual income tax basis                          $232,984


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2001 and 2000.

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

AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2001

                             Initial  Cost
                             to Partnership




Description       Encumbrances      Land         Building        Total Cost
                                                    and         Subsequent to
                                               Improvements      Acquisition


Twenty-eight
two-story
apartment
buildings of
concrete block
construction
with brick
veneer stucco
and wood siding
exterior, and
composition
shingled roofs
located in
Abilene,
Texas                 (b)       $1,000,000       $5,721,811      $1,134,305

                                 Gross Amounts at Which
                                 Carried at Close of Year

                    Buildings
                       And                               Accumulated
    Land          Improvements         Total             Depreciation
                                       (c)(d)                (c)

$1,000,000         $6,856,116       $7,856,116           $4,279,982





                                                            Life on Which
     Date                      Is Computed                  Depreciation
  Construction                  Acquired                    Is Computed

  Complete at
  date Acquired                 7/31/86                          (a)

See notes to Schedule III.




AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2001


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                        Investments    Accumulated
                                        Real Estate    Depreciation

    Balance, January 1, 1999            $7,427,489     $3,318,128

        Acquisitions                        89,571            ---
        Depreciation expense                   ---        306,816

    Balance, December 31, 1999           7,517,060      3,624,944

        Acquisitions                       215,783            ---
        Depreciation expense                   ---        320,790

    Balance, December 31, 2000
                                         7,732,843      3,945,734

        Acquisitions                       123,273            ---
        Depreciation expense                   ---        334,248

    Balance, December 31, 2001          $7,856,116     $4,279,982


(d)       Aggregate cost for federal income tax purposes is $6,406,116.





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

      Robert J. Werra, 63, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of Partnership.

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

      Univesco, Inc., an affiliate of the General Partner, is entitled to receive a management fee with respect to the properties actually managed of 5% of actual gross receipts from a property or an amount competitive in price or terms for comparable services available from a non-affiliated persons. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at pages 18-20 and "Allocation of Net Income and Losses and Cash Distributions" at pages 49-51 of the Prospectus as supplemented, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on November 26, 1985.

          For the Fiscal year ended December 31, 2001, 2000, and 1999, property
management   fees   earned   totaled  $80,263,   $79,550,   and   $79,438,
respectively. An additional administration service fee was paid to the general partner of $9,024, $9,143, and 9,024 for the years ended December
31, 2001, 2000, and 1999 respectively.


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


(b)   By  virtue  of  its  organization  as  a  limited  partnership,  the
Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following units of the Partnership as of March 1, 2002.

Title of         Name and Address         Amount and Nature     Percent of
Class            of Beneficial Owner      of Beneficial         Class
                                          Ownership

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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2001.

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

March 20, 2002