Form 10-Q
period 2002-03-31
AMRECORP REALTY FUND III
filed 2002-05-08
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For Quarter Ended March 31, 2002 Commission file number 33-00152

                  AMRECORP REALTY FUND III

   (Exact name of registrant as specified in its charter)

              TEXAS                     75-2045888
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization       Identification
                                         Number)

                2800 N Dallas Pkwy Suite 100
                     Plano, Texas  75093
          (Address of principal executive offices)


Registrant's telephone number, including area code:  (972)836-8010.


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

 Consolidated Balance Sheet as of March 31, 2002 and
 December 31, 2001                                                    Page 3

 Consolidated Statements of Operations for the Three Months
 Ended March 31, 2002 and 2001                                        Page 4

 Consolidated Statements of Cash Flows for the Three months
 Ended March 31, 2002 and 2001                                        Page 5



Item 2.  Results of Operations and Management's Discussion
         and Analysis of Financial Condition                          Page 6

Liquidity and Capital Resources                                       Page 7

Other Information                                                     Page 8

Signatures                                                            Page 10


The statements, insofar as they relate to the period subsequent to December 31, 2001 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III
            Condensed Consolidated Balance Sheets

                                        March 31,       December 31,
                                          2002             2001
                                       (Unaudited)

ASSETS
Real Estate assets, at cost

Land                                   $1,000,000       $1,000,000
Buildings and improvements              6,856,116        6,856,116

                                        7,856,116        7,856,116
Less: Accumulated depreciation         (4,362,982)      (4,279,982)

                                        3,493,134        3,576,134

Cash including cash investments            73,067          559,647
Restricted Cash                                 0                0
Escrow deposits                            49,330                0
Replacement Reserve                        55,247           55,625
Liquidity reserve                               0                0
Deferred Financing Costs                   89,940           90,136
Other assets                               28,833           50,466
         TOTAL ASSETS                  $3,789,551       $4,332,008


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable             $4,084,106       $4,100,000
Note Payable - Affiliates                 124,221          122,871
Real estate taxes payable                  35,751              237
Security deposits                          54,338           55,018
Accounts payable & accrued expenses        86,722           59,860

                                        4,385,138        4,337,986
Partners Capital (Deficit)
Limited Partners                         (707,523)        (123,810)
Special Limited Partner                   254,823          254,823
General Partner                          (142,887)        (136,991)

Total Partners Capital (Deficit)         (595,587)          (5,978)


Total Liability And Partners Equity    $3,789,551       $4,332,008


  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)



                                       Three Months Ended
                                            March 31,
REVENUES                               2002          2001

Rental income                        361,562      $365,333
Other property                        27,459        24,882
    Total revenues                   389,021       390,215

EXPENSES
Salaries & wages                      68,386        69,275
Maintenance & repairs                 57,279        39,205
Utilities                             39,228        51,163
Real estate taxes                     35,751        33,750
General administrative                13,175        10,255
Contract services                     20,326        15,077
Insurance                             26,031         9,988
Interest                              63,723        58,437
Depreciation and amortization         85,282        85,926
Property management fees              19,449        19,511
    Total expenses                   428,630       392,587


NET INCOME (LOSS)                    (39,609)       (2,372)


NET INCOME PER SHARE                 $(16.63)       $(1.00)


   See Notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited


                                                         Three Months
                                                            Ended
                                                          March 31,
                                                       2002        2001

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                    ($39,609)   ($2,372)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                          83,000     81,000
Net Effect of changes in operating accounts

Escrow deposits                                       (49,330)   101,307
Capital replacement reserve                               378    (20,843)
Deferred Financing Costs                                  196          0
Accrued real estate taxes                              35,514   (105,382)
Security deposits                                        (680)     4,079
Accounts payable                                       26,862      4,814
Other assets                                           21,633      9,988
    Net cash provided by operating activities          77,964     72,591

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                   (15,894)   (17,786)
Note payable - affiliates                               1,350          0
Distribution to special limited partner              (550,000)   (40,000)
      Net cash used by investing activities          (564,544)   (57,786)

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                    (486,580)    14,805
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        559,647     12,904

CASH AND CASH EQUIVALENTS, END OF PERIOD              $73,067    $27,709



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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At March 31, 2002 the Partnership owned Las Brisas
Apartments, a 376 unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

Revenue from property operations decreased $1,194, or 0.38%, for the first quarter of 2002, as compared to the first quarter of 2001. Decreased occupancy to 89.3% in the first quarter of 2002 from 93.4% in the first quarter of 2001 accounted for the decrease in rental income of $3,771 or 0.1.28%. Other property income increased $2,577 or 14.92% mainly due to increased fee collections. The following table illustrates the components:

                    Increase    Percent
                   (Decrease)   Change

Rental income       (3,771)      1.28%
Other property       2,577      14.92%
Net Increase        (1,194)      0.38%
(Decrease)


Property operating expenses: increased by $36,043 or 10.44% for the first quarter of 2002 compared to the first quarter of 2001 due primarily to increased insurance costs. Insurance increased $16,043 or 240% due to higher premiums and a new flood insurance policy as required by the new lender. Maintenance & repairs increased $18,074 or 32.3% due to parking lot repairs done in the first quarter of 2002. Utilities decreased $11,935 or 32.03%, due to gas cost decreases. Contract services increased $5,249 or 73.47% due to increased cable television and lawn care costs. General and administrative expenses increased $2,920 or 23.64% mainly due to increased advertising costs. The following table illustrates the components:

                                       Increase      Percent
                                      (Decrease)     Change

Salaries & wages                        (889)         1.25%
Maintenance & repairs                 18,074         32.30%
Utilities                            (11,935)        32.03%
Real estate taxes                      2,001          6.35%
General administrative                 2,920         23.64%
Contract services                      5,249         73.47%
Insurance                             16,043        239.81%
Interest                               5,286         12.56%
Depreciation and amortization           (644)         0.99%
Property management fees                 (62)         0.38%
Net Increase                          36,043         10.44%
(Decrease)




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

     As of March 31, 2002, the Partnership had $73,067 in cash and cash equivalents as compared to $559,647 as of December 31, 2001. The net decrease in cash of $486,580 was due to distributions to the special limited partner.

     The property is encumbered by a non-recourse mortgage with a principal balance of $4,084,106 as of March 31, 2002. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,576,134.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The $254,823 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2002 and 2001, the Special Limited Partner received distributions from the Partnership totaling $550,000 and $985,408, respectively.

      During the first quarter of 2002, the partnership paid $550,000 to the special limited partner in partial satisfaction of the distribution preference due to the special limited partner, following this payment, the total distribution preference due to the special limited partners is approximately $1,368,000 as of March 31, 2002.



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

(B)       Reports on Form 8-K for quarter ended March 31, 2002.
     1.                            None


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






     Date:     May 1. 2002