Form 10-Q
period 2002-06-30
AMRECORP REALTY FUND III
filed 2002-08-07
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002 Commission file number 33-00152

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

    Consolidated Balance Sheet as of June 30, 2002 and
    December 31, 2001                                          Page 3

    Consolidated Statements of Operations for the Three
    & Six Months Ended June 30, 2002 and 2001                  Page 4

    Consolidated Statements of Cash Flows for the Six
    months Ended June 30, 2002 and 2001                        Page 5



Item 2.  Results of Operations and Managements Discussion
         and Analysis of Financial Condition                   Page 6

    Liquidity and Capital Resources                            Page 7

    Other Information                                          Page 8

    Signatures                                                 Page 10


The statements, insofar as they relate to the period subsequent to December 31, 2001 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  AMRECORP REALTY FUND III

            Condensed Consolidated Balance Sheets

                                       June 30,         December 31,
                                         2002              2001
                                     (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                 $1,000,000          $1,000,000
Buildings and improvements            6,856,116           6,856,116

                                      7,856,116           7,856,116
    Less: Accumulated depeciation    (4,445,982)         (4,279,982)

                                      3,410,134           3,576,134

Cash including cash investments          10,614             559,647
Escrow deposits                          86,326                   0
Replacement Reserve                      55,896              55,625
Deferred Financing Costs                 87,658              90,136
Other assets                             84,815              50,466

         TOTAL ASSETS                $3,735,443          $4,332,008



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable           $4,071,969          $4,100,000
Note Payable -  Affiliates              122,124             122,871
Real estate taxes payable                71,502                 237
Security deposits                        54,246              55,018
Accounts payable & accrued expenses      84,531              59,860

                                      4,404,372           4,337,986

Partners Capital (Deficit)

Limited Partners                       (775,182)           (123,810)
Special Limited Partner                 249,823             254,823
General  Partner                       (143,570)           (136,991)

Total Partners Capital                 (668,929)             (5,978)
(Deficit)


Total Liability And Partners Equity  $3,735,443          $4,332,008


  See notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Operations
                         (Unaudited)


                                         Three                   Six
                                      Months Ended           Months Ended
                                        June 30,               June 30,
REVENUES                            2002        2001       2002         2001

Rental income                    372,061    $372,746   $733,623     $738,079
Other property                    25,574      27,817     53,033       52,699
    Total revenues               397,635     400,563    786,656      790,778

EXPENSES
Salaries & wages                  65,658      62,625    134,044      131,900
Maintenance & repairs             87,988      64,980    145,267      104,185
Utilities                         33,751      47,999     72,979       99,162
Real estate taxes                 35,751      33,750     71,502       67,500
General administrative            18,349      12,837     31,524       23,092
Contract services                 24,659      19,109     44,985       34,186
Insurance                         32,121       9,821     58,152       19,809
Interest                          62,537      58,073    126,260      116,510
Depreciation and amortization     85,282      85,926    170,564      171,852
Property management fees          19,881      20,030     39,330       39,541
    Total expenses               465,977     415,150    894,607      807,737


NET INCOME (LOSS)               ($68,342)   ($14,587) ($107,951)    ($16,959)


NET INCOME PER SHARE             $(28.69)     $(6.12)   $(45.32)      $(7.12)


  See Notes to Condensed Consolidated Financial Statements


                  AMRECORP REALTY FUND III
       Condensed Consolidated Statement of Cash Flows
                          Unaudited

                                                      Six Months
                                                     Ended June 30,
                                                   2001         2000

CASH FLOWS FROM OPERATING ACTIVITY

Net income (loss)                             ($107,951)    ($16,959)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:

Depreciation and amortization                   166,000      162,000

Net Effect of changes in operating accounts

Escrow deposits                                 (86,326)      77,086
Capital replacement reserve                        (271)     (11,607)
Accrued real estate taxes                        71,265      (71,632)
Security deposits                                  (772)       5,711
Accounts payable                                 24,671       36,558
Deferred Financing Costs                          2,478            0
Other assets                                    (34,349)     (28,051)

Net cash provided by operating activities        34,745      153,106

CASH FLOWS FROM INVESTING ACTIVITIES

Repayment of mortgage notes payable             (28,031)     (35,936)
Note payable - affiliates                          (747)           0
Distribution to special limited partner        (555,000)     (55,000)
      Net cash used by investing activities    (583,778)     (90,936)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                           (549,033)      62,170

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                       559,647       12,904

CASH AND CASH EQUIVALENTS, END OF PERIOD        $10,614      $75,074


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








Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At June 30, 2002 the Partnership owned Las Brisas
Apartments, a 376-unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

Revenue from property operations decreased $2,928, or 0.94%, for the second quarter of 2002, as compared to the second quarter of 2001. Decreased occupancy to 91.9% in the second quarter of 2002 from 92.4% in the second quarter of 2001 accounted for the decrease in rental income of $685 or 0.23%. Other property income decreased $2,243 or 12.99% mainly due to decreased fee collections. The following table illustrates the components:


                                         Increase    Percent
                                        (Decrease)   Change

Rental income                              (685)      0.23%
Other property                           (2,243)     12.99%
Net Increase                             (2,928)      0.94%
(Decrease)


Property operating expenses: increased by $50,827 or 14.72% for the second quarter of 2002 compared to the second quarter of 2001 due primarily to increased insurance costs. Insurance increased $22,300 or 333.33% due to higher premiums and a new flood insurance policy as required by the new lender. Maintenance & repairs increased $23,008 or 41.11% due to parking lot and various maintenance projects. Utilities decreased $14,248 or 38.24%, due to gas cost decreases. Contract services increased $5,550 or 77.69% due to increased cable television and lawn care costs. General and administrative expenses increased $5,512 or 44.62% mainly due to real estate tax appeals and increased credit reporting costs. The following table illustrates the components:

                                         Increase    Percent
                                        (Decrease)   Change

Salaries & wages                          3,033       4.27%
Maintenance & repairs                    23,008      41.11%
Utilities                               (14,248)     38.24%
Real estate taxes                         2,001       6.35%
General administrative                    5,512      44.62%
Contract services                         5,550      77.69%
Insurance                                22,300     333.33%
Interest                                  4,464      10.61%
Depreciation and amortization              (644)      0.99%
Property management fees                   (149)      0.91%
Net Increase                             50,827      14.72%
(Decrease)











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

                                        Increase     Percent
                                       (Decrease)    Change

Salaries & wages                         (2,075)      2.92%
Maintenance & repairs                  (104,496)    186.72%
Utilities                                23,893      64.12%
Real estate taxes                        (3,750)     11.90%
General administrative                   (7,023)     56.85%
Contract services                        (2,444)     34.21%
Insurance                                 1,993      29.79%
Interest                                 (1,527)      3.63%
Depreciation and amortization             9,000      13.86%
Property management fees                   (315)      1.93%
Net Increase                            (86,744)     25.12%
(Decrease)

     LIQUIDITY AND CAPITAL RESOURCES

      On July 31, 1986 the Partnership purchased the Las Brisas Apartments. The purchase provided for the sellers to receive cash at closing and notes totaling $660,000. On September 30, 1987 the principal balance due totaled
$210,000. In order to obtain the necessary proceeds to finally retire these notes the General Partners offered 254 Units of the Partnership to two investors at the price of $200,660. No commissions were taken nor did the General Partner receive any fees in connection with these interests. The Partnership then obtained short term financing from Resource Savings Association totaling $260,000, bearing interest at the rate of 2% over prime and payable quarterly together with principal payments of $15,000 each. Security for the loan was provided by a $100,000 certificate of deposit and the personal guaranties of the Partnerships General Partners. The Resource Savings Association loan matured December 31,1983. In September, 1991 Mr. Werra paid $40,750 in satisfaction of his personal guaranty of the Partnership loan.

      The Partnership defaulted in its debt obligations in August, 1988. The Partnership was forced to seek protection under Chapter 11 of the United States Bankruptcy Code in December, 1988 when negotiations with Aetna Life Insurance Company, (Aetna) the holder of the two underlying first mortgage notes and Las Brisas Apartments, Ltd. and Abilene Associates, Ltd., the holders of respective wrap mortgage notes (Wrap Note Holders) failed to provide any relief.

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

      In February 1991, Amrecorp Realty Inc. resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorps financial difficulties might have on the partnership. Management of the Partnerships assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, CEO.

      On November 12, 1993 the Partnership refinanced the properties secured debt with an 8.15%, ten year, mortgage loan from Lexington Mortgage Company. The $3,250,000 mortgage loan provides for monthly payments of $415,000 based on an amortized schedule of 300 months with a final payment of the entire remaining principal balance in December 2003. The proceeds of this new loan were used to pay off the $2,500,000 and $2,300,000 mortgage notes which previously held the first mortgage position. The old first mortgagee provided a discount of approximately ten percent of the outstanding principal balances of two old notes. The balance of funds needed to retire the old notes (approximately $100,000) was provided by Robert J. Werra. In addition Robert J. Werra exercised his option in the propertys wrap mortgage notes. The new lender prohibited subordinate debt. To meet this requirement the subordinate debt held by Mr. Werra was converted to a class of equity with the same terms and conditions as it possessed as debt. The wrap mortgage lender would not agree to the change in status so Mr. Werra paid $85,000 to complete his purchase of the wrap notes and now holds an equity position in the partnership as a Special Limited partner.

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

     As of June 30, 2002, the Partnership had $10,614 in cash and cash equivalents as compared to $559,647 as of December 31, 2001. The net decrease in cash of $549,033 was due to distributions to the special limited partner.

     The property is encumbered by a non-recourse mortgage with a principal balance of $4,071,969 as of June 30, 2002. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,576,134.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The $249,823 in Special Limited Partner equity is the result of previous funding for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2002 and 2001, the Special Limited Partner received distributions from the Partnership totaling $555,000 and $985,408, respectively.

      During the first quarter of 2002, the partnership paid $550,000 to the special limited partner in partial satisfaction of the distribution preference due to the special limited partner, following this payment, the total distribution preference due to the special limited partners is approximately $1,774,000 as of June 30, 2002.



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

     22                            Not Applicable.

     23                            Not Applicable.

     24                            Not Applicable.

     25                            Power of Attorney,
                                   Incorporated by reference
                                   to Registration Statement
                                   No. 33-00152
                                   Effective November 26, 1985

     28                            None.

(B)       Reports on form 8-K for quarter ended June 30, 2002.

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






     Date:     August 1. 2002