Form 10-Q
period 2002-09-30
AMRECORP REALTY FUND III
filed 2002-10-31
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 2002 Commission file number 33-00152

                           AMRECORP REALTY FUND III

             (Exact name of registrant as specified in its charter)

              TEXAS                                 75-2045888
 (State or other jurisdiction of                   (IRS Employer
   incorporation or organization               Identification Number)

                        2800 N Dallas Pkwy Suite 100
                            Plano, Texas  75093

                 (Address of principal executive offices)


Registrant's telephone number, including area code:  (972) 836-8010.


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

Consolidated Balance Sheet as of September 30, 2002 and
December 31, 2001                                                   Page 3

Consolidated Statements of Operations for the Three  & Six Months
Ended September 30, 2002 and 2001                                   Page 4

Consolidated Statements of Cash Flows for the Six months Ended
September 30, 2002 and 2001                                         Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                           AMRECORP REALTY FUND III
                    Condensed Consolidated Balance Sheets

                                          September 30,      December 31,
                                               2002             2001
                                           (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                       $1,000,000         $1,000,000
Buildings and improvements                  6,856,116          6,856,116

                                            7,856,116          7,856,116
    Less: Accumulated depreciation         (4,528,982)        (4,279,982)
                                            3,327,134          3,576,134

Cash including cash investments                32,869            559,647
Escrow deposits                               123,324                  0
Replacement Reserve                            55,540             55,625
Deferred Financing Costs                       85,377             90,136
Other assets                                  107,516             50,466
         TOTAL ASSETS                      $3,731,760         $4,332,008


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable                 $4,059,643         $4,100,000
Note Payable -  Affiliates                    120,322            122,871
Real estate taxes payable                     107,836                237
Security deposits                              56,027             55,018
Accounts payable & accrued expenses            93,360             59,860

                                            4,437,188          4,337,986
Partners Capital (Deficit)
Limited Partners                             (811,316)          (123,810)
Special Limited Partner                       249,823            254,823
General Partner                              (143,935)          (136,991)

Total Partners Capital (Deficit)             (705,428)            (5,978)


Total Liability And Partners Equity        $3,731,760         $4,332,008

  See notes to Condensed Consolidated Financial Statements


                          AMRECORP REALTY FUND III
              Condensed Consolidated Statement of Operations
                                (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
REVENUES                           2002        2001         2002         2001

Rental income                  391,877     $375,547   $1,125,500   $1,113,626
Other property                  26,124       29,903       79,157       82,602
    Total revenues             418,001      405,450    1,204,657    1,196,228

EXPENSES
Salaries & wages                78,725       74,690      212,769      206,590
Maintenance & repairs           58,769       51,261      204,036      155,446
Utilities                       38,201       39,880      111,180      139,042
Real estate taxes               36,334       33,750      107,836      101,250
General administrative          14,418       15,062       45,942       38,154
Contract services               28,405       28,058       73,390       62,244
Insurance                       30,624       10,174       88,776       29,983
Interest                        62,849       57,700      189,109      174,210
Depreciation and amortization   85,282       85,926      255,846      257,778
Property management fees        20,893       20,273       60,223       59,814
    Total expenses             454,500      416,774    1,349,107    1,224,511

NET INCOME (LOSS)             ($36,499)    ($11,324)   ($144,450)    ($28,283)

NET INCOME PER SHARE           $(15.32)      $(4.75)     $(60.64)     $(11.87)

 See Notes to Condensed Consolidated Financial Statements


                           AMRECORP REALTY FUND III
                 Condensed Consolidated Statement of Cash Flows
                                  Unaudited

                                                         Nine Months Ended
                                                           September 30,
                                                       2002             2001

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 ($144,450)        ($28,283)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                       249,000          243,000
Net Effect of changes in operating accounts
Escrow deposits                                    (123,324)               0
Capital replacement reserve                              85            3,266
Liquidity Reserve                                         0          (32,406)
Accrued real estate taxes                           107,599          (37,970)
Security deposits                                     1,009            8,217
Accounts payable                                     33,500           32,493
Deferred Financing Costs                              4,759                0
Other assets                                        (57,050)         (10,714)
   Net cash provided by operating activities         71,128          177,603

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                 (40,357)         (54,460)
Note payable - affiliates                            (2,549)               0
Distribution to special limited partner            (555,000)         (95,000)
     Net cash used by investing activities         (597,906)        (149,460)

NET INCREASE (DECREASE) IN CASH AND CASH           (526,778)          28,143
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      559,647           12,904

CASH AND CASH EQUIVALENTS, END OF PERIOD            $32,869          $41,047


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








Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations
At September 30, 2002 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 96.3% during the third quarter of 2002 as compared to 93.6% for the third quarter of 2001.

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

Revenue from property operations increased $12,551, or 4.01%, for the third quarter of 2002, as compared to the third quarter of 2001. Increased occupancy in the third quarter of 2002 accounted for the increase in rental income of $16,330 or 5.53%. Other property income decreased $3,779 or 21.88% mainly due to decreased fee collections. The following table illustrates the components:

                          Increase    Percent
                         (Decrease)   Change

Rental income              16,330      5.53%
Other property             (3,779)    21.88%
Net Increase (Decrease)    12,551      4.01%


Property operating expenses: increased by $37,726 or 10.92% for the third quarter of 2002 compared to the third quarter of 2001 due primarily to increased insurance costs.
Insurance increased $20,450 or 305.68% due to higher premiums and a new flood insurance policy as required by the new lender. Maintenance & repairs increased $7,508 or 13.42% due to roof and carpentry repairs. Interest increased $5,149 or 12.23% on the increased debt after refinancing. Real estate taxes increased $2,584 or 8.20% from increased real estate valuations. The following table illustrates the components:

                                         Increase         Percent
                                        (Decrease)        Change

Salaries & wages                          4,035            5.68%
Maintenance & repairs                     7,508           13.42%
Utilities                                (1,679)           4.51%
Real estate taxes                         2,584            8.20%
General administrative                     (644)           5.21%
Contract services                           347            4.86%
Insurance                                20,450          305.68%
Interest                                  5,149           12.23%
Depreciation and amortization              (644)           0.99%
Property management fees                    620            3.80%
Net Increase (Decrease)                  37,726           10.92%










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

                             Increase        Percent
                                             Change

Rental income                  7,229          2.45%
Other property                   483          2.80%
Net Increase (Decrease)        7,712          2.47%


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

                                            Increase       Percent
                                           (Decrease)      Change

Salaries & wages                             (3,317)        4.67%
Maintenance & repairs                       (94,888)      169.55%
Utilities                                     5,309        14.25%
Real estate taxes                            (2,500)        7.94%
General administrative                       (3,903)       31.59%
Contract services                            10,880       152.30%
Insurance                                      (795)       11.88%
Interest                                     (1,445)        3.43%
Depreciation and amortization                 9,000        13.86%
Property management fees                        385         2.36%
Net Increase (Decrease)                     (81,274)       23.54%

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

     As of September 30, 2002, the Partnership had $32,869 in cash and cash equivalents as compared to $559,647 as of December 31, 2001. The net decrease in cash of $526,778 was due to distributions to the special limited partner.

     The property is encumbered by a non-recourse mortgage with a principal balance of $4,059,643 as of September 30, 2002. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,576,134.

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

      During the first quarter of 2002, the partnership paid $550,000 to the special limited partner in partial satisfaction of the distribution preference due to the special limited partner, following this payment, the total distribution preference due to the special limited partners is approximately $1,759,000 as of September 30, 2002.


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

(B)       Reports on form 8-K for quarter ended September 30, 2002.
     1.                            None


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


                         AMRECORP REALTY FUND III
                         A Texas limited partnership



                         By:  /s/ Robert J. Werra
                                  Robert J. Werra,
                                  General Partner






     Date:     November 1. 2002

                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J Werra, Principal Executive Officer and Paul M. Ivanoff Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra                 /s/ Paul M. Ivanoff
      Robert J. Werra                     Paul M. Ivanoff
      CEO Univesco, Inc.                  Treasurer
                                          Univesco, Inc.
      Management Agent                    Management Agent


  November 1, 2002