Form 10-K
period 2002-12-31
AMRECORP REALTY FUND III
filed 2003-04-01
CIK 776813

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


    [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 Commission file number 33-00152

                     AMRECORP REALTY FUND III

     (Exact name of registrant as specified in its charter)

                    Texas                           75-2045888
    (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)           Identification Number)

     2800 N Dallas Pkwy #100, Plano, Texas           75093-5994
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                              Yes ..... No X.

               Documents Incorporated by Reference

  The Prospectus dated November 26, 1985 filed pursuant to Rule
  424(b) as supplemented pursuant to Rule 424(c) on December 5,
                              1985.
PART I

Item 1. Business

       The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on
November 21, 1985. On December 31, 2002, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 263 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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


At December 31, 2002, the Partnership owned Las Brisas Apartment, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The property is encumbered by a mortgage note payable in monthly installments of principal and interest through December 31, 2011, when a lump-sum payment of approximately $3,447,000 is due. For information regarding the encumbrances to which the property is subject and the status of the related mortgage loans, see " Management`s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note B to the Financial Statements and Schedule Index contained in Item 8.


                         Occupancy Rates

                             Percent

                    1998    1999    2000    2001    2002
Las Brisas         90.7%   95.4%   95.0%   92.7%   93.9%


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

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2002 there were approximately 263 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 2002, 2001, and 2000 the Special Limited Partner received distributions from the Partnership totaling $523,560, $985,408, and $75,000 respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS               INCOME       GAIN        LOSS       CASH
                                                        DISTRIBUTED
1986               $0           $0          $186       $0
1987                0            0           286        0
1988                0            0           310        0
1989                0            0           278        0
1990                0            0           231        0
1991                0            0           142        0
1992                0            0             0        0
1993                0          153           162        0
1994               24            0             0        0
1995                0            0             5        0
1996               20            0             0        0
1997                0            0           (21)       0
1998                4            0             0        0
1999               72            0             0        0
2000               <1            0             0        0
2001               98            0             0        0
2002               57            0             0        0


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

                   Year Ended December 31,
       ( in thousands except unit and per unit amounts)

                             2002    2001    2000    1999    1998    1997

Limited Partner Units
     Outstanding - Basic    2,382   2,382   2,382   2,382   2,382   2,382

Statement of Operations
     Total Revenues        $1,616  $1,605  $1,591  $1,588  $1,473  $1,430


Net Income (Loss)             (64)     86     (23)    143       3     (52)
Limited Partner Net
Income (Loss) per
Unit - Basic                (26.62)  35.68   (9.76) 59.65    1.28  (21.49)(a)

Cash Distributions to
Limited Partners per
Unit - Basic                     0       0       0      0       0       0


Balance Sheet:
   Real Estate, net          3,418   3,576   3,787  3,892  $4,109  $4,254
   Total Assets              3,735   4,332   4,123  4,277   4,459   4,567
   Mortgages Payable         4,051   4,100   2,874  2,941   3,004   3,061
   Partner's Equity           (594)     (6)    894    992   1,114   1,175



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

Results of Operations: 2002 VERSUS 2001

Revenue  from  Property  Operations increased  $11,221  or  0.7%.
Rental income increased $26,016 or 1.75% as compared to 2001. Other income decreased $14,795 or 12.52% due to lower fee income from residents. The following table illustrates the increases or (decreases):


                   Increase           Percent
                  (Decrease)

Rental income       26,016             1.75%
Fees & Other            -                -
                    14,795            12.52%
Net Increase        11,221             0.70%



Property operating expenses for 2002 increased $161,101 or 10.60%. General & administrative increased $79,146 or 78.55% primarily due to increased insurance costs. Repair and maintenance expenses increased from 2001 by $25,742 or 18.58% primarily due to various plumbing and exterior building projects. Interest expense increased by $25,572 or 11.28% due to the refinancing in 2001. Payroll increased $16,897 or 6.24% due to additional maintenance personnel used for the exterior building maintenance. Utilities decreased $11,008 or 5.19% due to lower rates. Property management fees are paid to an affiliated entity and represents 5% of gross operating revenues (see Note 4 to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                                      Increase           Percent
                                     (Decrease)

General and administrative             79,146             78.55%
Repairs and maintenance                25,742             18.58%
Interest                               25,572             11.28%
Payroll                                16,897              6.24%
Depreciation                           20,221              6.03%
Real estate taxes                       3,972              2.73%
Property management fees                  559              0.70%
Utilities                             -11,008             -5.19%

Net Increase                          161,101             10.60%



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

                                            Increase
                                           (Decrease)

Payroll                                      (4,505)
Utilities                                    36,416
Real estate taxes                             6,342
Repairs and Maintenance                    (134,481)
General & Administration                     (3,945)
Interest                                    (10,101)
Depreciation and amortization                14,599
Property management fees                        713
Administrative Service Fee                     (119)

Net Increase                                (95,081)


 Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 2002, the Partnership had $23,824 in cash and cash equivalents as compared to $559,647 as of December 31, 2001.
The net decrease in cash of $535,823 is principally due to the payments made to the special limited partner.

The property is encumbered by a non-recourse mortgage with a principal balance of $4,051,320 as of December 31, 2002. The mortgage payable bears interest at 6.18% and is payable in monthly installments of principal and interest until December 2011 when a lump-sum payment of approximately $3,447,000 is due. The required principal reductions for the five years ending
December  31,  2006, are $51,775, $55,067, $58,568  $62,292,  and
$66,253, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $1,336,517 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2002, 2001 and 2000, the Special Limited Partner received distributions from the Partnership totaling $523,560, $985,408 and $75,000, respectively. For further information please see Note G to the audited financial statements.

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













                    AMRECORP REALTY FUND III
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2002 and 2001

                 INDEX TO FINANCIAL STATEMENTS



                                                          Page

Independent Auditors' Reports                                1

Financial Statements

  Balance Sheets as of December 31, 2002 and 2001            3

  Statements of Operations for the years ended
    December 31, 2002, 2001 and 2000                         4

  Statements of Partners' Equity (Deficit) for the
    years ended December 31, 2002, 2001 and 2000             5

  Statements of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000                         6

  Notes to Financial Statements                              7

  Schedule III - Real Estate and Accumulated Depreciation   14



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheets of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2002 and 2001 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2002 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 24, 2003
Plano, Texas







                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                   December 31, 2002 and 2001


                             ASSETS
                                                     2002             2001

Investments in real estate at cost
      Land                                     $1,000,000       $1,000,000
      Buildings, improvements and furniture
        and fixtures                            7,044,581        6,856,116

                                                8,044,581        7,856,116
      Accumulated  depreciation                (4,626,464)      (4,279,982)

                                                3,418,117        3,576,134

Cash and cash equivalents                          23,824          559,647
Escrow deposits                                   147,989             ---
Capital replacement reserve
                                                      284           55,625
Deferred financing costs, net of
  accumulated amortization of $10,268
  and $1,141, respectively                         81,009           90,136
Other assets                                       63,341           50,466

TOTAL ASSETS                                    3,734,564        4,332,008


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                                4,051,320        4,100,000
Accrued interest payable                           20,864           21,115
Accounts payable                                   50,616           38,745
Real estate taxes payable                         149,534              237
Due to affiliates
                                                      263          122,871
Security deposits                                  55,545           55,018

TOTAL LIABILITIES                               4,328,142        4,337,986

PARTNERS' EQUITY                                 (593,578)          (5,978)

TOTAL LIABILITIES AND PARTNERS' EQUITY         $3,734,564       $4,332,008




                    AMRECORP REALTY FUND III
                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2002, 2001 and 2000

                                           2002           2001          2000

INCOME
 Rentals                             $1,513,085     $1,487,069    $1,476,937
 Other                                  103,387        118,182       114,062

 Total income                         1,616,472      1,605,251     1,590,999

OPERATING EXPENSES
 Depreciation and amortization          355,610        335,389       320,790
 Payroll                                287,822        270,925       275,430
 Interest                               252,266        226,694       236,795
 Utilities                              201,240        212,248       175,832
 General and administrative             179,906        100,760       104,705
 Repairs and maintenance                164,288        138,546       273,027
 Real estate taxes                      149,534        145,562       139,220
 Property management fee to affiliate    80,822         80,263        79,550
 Administrative service fee to affiliate  9,024          9,024         9,143

 Total operating expenses             1,680,512      1,519,411     1,614,492

 NET INCOME (LOSS)                     $(64,040)       $85,840      $(23,493)

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT - BASIC                $(26.62)        $35.68        $(9.76)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                      2,382          2,382         2,382






                     AMRECORP REALTY FUND III
             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 2002, 2001 and 2000


                                            Special
                                General     Limited      Limited
                                Partner     Partners     Partners      Total

 Balance, January 1, 2000     $(137,614)  $1,315,231    $(185,534)  $992,083

 Distributions                     ---       (75,000)        ---     (75,000)

 Net loss                          (235)        ---       (23,258)   (23,493)

 Balance, December 31, 2000    (137,849)   1,240,231     (208,792)   893,590

 Distributions                     ---      (985,408)        ---    (985,408)

 Net income                         858         ---        84,982     85,840

 Balance, December 31, 2001    (136,991)     254,823     (123,810)    (5,978)

 Distributions                     ---      (523,560)        ---    (523,560)

 Net loss                          (640)        ---       (63,400)   (64,040)

 Balance, December 31, 2002   $(137,631)   $(268,737    $(187,210) $(593,578)











                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 2002, 2001 and 2000

                                               2002        2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                         $(64,040)    $85,840    $(23,493)
 Adjustments to reconcile net income
   (loss) to net cash provided by
    operations:
 Depreciation and amortization              355,610     335,389     320,790
 Changes in assets and liabilities:
   Restricted cash                             ---       59,000      (7,000)
   Escrow deposits                         (147,989)    138,248       6,118
   Other assets                             (12,875)    (35,393)     (3,623)
   Accrued interest payable                    (251)      1,596        (459)
   Security deposits                            527         800       2,776
   Accounts payable                          11,871      15,361      (9,417)
   Due to affiliates                       (122,608)      3,572      (3,214)
   Real estate taxes payable                149,297    (138,983)     21,859

 Net  cash  provided  by  operating
   activities                               169,542     465,430     304,337

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                (188,465)   (123,273)   (215,783)
 Capital replacement reserve                 55,340     (45,330)     32,633

 Net  cash  used  for investing
   activities                              (133,125)   (168,603)   (183,150)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments  on  mortgages  and notes
   payable                                  (48,680)    (60,718)    (67,640)
 Proceeds from refinancing                     ---    1,286,720        ---
 Deferred financing costs                      ---      (91,277)       ---
 Liquidity reserve                             ---      100,599     (10,096)
 Distributions                             (523,560)   (985,408)    (75,000)

 Net cash provided by (used for)
   financing activities                    (572,240)    249,916    (152,736)

 Net increase (decrease) in cash and
   cash  equivalents                       (535,823)    546,743     (31,549)

 Cash and cash equivalents at beginning
 of period                                  559,647      12,904      44,453

 Cash and cash equivalents at end of
   period                                   $23,824    $559,647     $12,904

 Supplemental disclosure of cash flow
   information:

    Cash paid during the year for
      interest                             $252,017    $224,849    $237,255

 Noncash financing activity :
    Refinancing  of mortgage payable       $   ---   $2,813,280     $  ---




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001


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

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 2002, 2001 and 2000. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

     Allocation of Net Income (Loss) and Cash

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at December 31, 2002 is approximately $2,140,000 of which $800,000 is the remaining
     distribution   preference  and  $1,340,000  is  the   original
     contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2002, 2001 and 2000, distributions of $523,560, $985,408, and $75,000, respectively, were made to the special limited partners in accordance with this agreement.

     Net operating income and loss are allocated 1% to general partners and 99% to limited partners. Net operating cash flow, as defined in the partnership agreement, shall be distributed to the limited and general partners first to the limited partners in an amount equal to a variable distribution preference on capital contributions for the current year and then to the extent the preference has not been satisfied for all preceding years, and, thereafter, 10% to the general partner and 90% to the limited partners.




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     Basis of Accounting

     The Partnership maintains its books on the basis of accounting used for federal income tax reporting purposes. Memorandum entries have been made to present the accompanying financial statements in accordance with U.S. generally accepted accounting principles.

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




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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





                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation. Management does not believe significant credit risk exists at December 31, 2002.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

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

     Comprehensive Income

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2002, 2001 and 2000, the Partnership's comprehensive income (loss) was equal to its net income (loss) and the Partnership does not have income meeting the definition of other comprehensive income.





                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001


NOTE B - MORTGAGE PAYABLE

     The mortgage payable of $4,051,320 at December 31, 2002, bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,418,117.

     At December 31, 2002, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows:

              2003                         $51,775
              2004                          55,067
              2005                          58,568
              2006                          62,292
              2007                          66,253
              Thereafter                 3,757,365
                                        $4,051,320

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

                                          2002        2001        2000
     Property management fee           $64,659     $64,210     $63,640
     Partnership fee                    16,163      16,053      15,910

     Administrative service fees paid to an affiliate of the general partner were $9,024, $9,024 and $9,143 for each of the years ended December 31, 2002, 2001 and 2000, respectively.

     Resulting  from  the  above  transactions,  amounts   due   an
     affiliate of the general partner as of December 31, 2002, and 2001, totaled $263 and $122,871, respectively.

NOTE D - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001


NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2002 would have been as follows:



         Net income (loss) per accompanying
           financial statements                            $(64,040)

         Add - book basis depreciation using
           straight-line method                             346,482

         Deduct - income tax basis depreciation
           expense using ACRS method

                                                            144,402

         Excess of revenues over expenses,
           accrual income tax basis                        $138,040


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2002 and 2001.

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





AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2002

                                Initial  Cost
                                to Partnership

Description    Encumbrances     Land     Building       Total Cost
                                         and            Subsequent
                                         Improvements   to Acquisition


Twenty-eight
two-story
apartment
buildings  of
concrete
block
construction
with brick
stucco and
wood siding
exterior, and
composition
shingled
roofs located
in Abilene,
Texas              (b)     1,000,000      5,721,811       1,322,770


                           Gross Amounts at Which
                          Carried at Close of Year

                                 Buildings
                                    And                        Accumulated
Description         Land        Improvements       Total       Depreciation
                                                   (c)(d)           (c)

Twenty-eight
two-story
apartment
buildings  of
concrete
block
construction
with brick
veneer,
stucco and
wood siding
exterior, and
composition
shingled
roofs located
in Abilene,
Texas             $1,000,000     7,044,581       8,044,581      4,626,464


                                                           Life on Which
                          Date of            Date             Depreciation
Description               Construction       Acquired         is Computed


Twenty-eight
two-story
apartment
buildings  of
concrete
block
construction
with brick
veneer,
stucco and
wood siding
exterior, and
composition
shingled
roofs located
in Abilene,              Complete at
Texas                    Date Acquired       7/31/86               (a)

See notes to Schedule III.





AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2002


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                        Investments in        Accumulated
                                        Real Estate           Depreciation

    Balance, January 1, 2000            $7,517,060            $3,624,944

        Acquisitions                       215,783                  ---
        Depreciation expense                  ---                320,790

    Balance, December 31, 2000          $7,732,843            $3,945,734

        Acquisitions                       123,273                  ---
        Depreciation expense                  ---                334,248

    Balance, December 31, 2001           7,856,116             4,279,982

        Acquisitions                       188,465                  ---
        Depreciation expense                  ---                346,482

    Balance, December 31, 2002          $8,044,581            $4,626,464


(d)       Aggregate cost for federal income tax purposes is $6,555,434.




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

      Robert J. Werra, 64, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of Partnership.

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

          For the Fiscal year ended December 31, 2002, 2001, and 2000, property
management   fees   earned   totaled  $80,822,   $80,263,   and   $79,550,
respectively. An additional administration service fee was paid to the general partner of $9,024, $9,143, and 9,024 for the years ended December
31, 2002, 2001, and 2000, respectively.


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

    Item 14.  Controls and Procedures
Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Principal Financial Officer and Principal Executive Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.

                         PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 10-
K

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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2002.

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

(d)  Financial Statement Schedules excluded from the annual report
          None

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

                                   AMRECORP REALTY FUND III

                                   LBAL, Ltd., General Partner


                                   By:  /s/ Robert J. Werra
     Robert J. Werra, President

March 21, 2003
                               CERTIFICATION

I, Robert J Werra, certify that:
1. I have reviewed this annual report on Form 10-K of Amrecorp Realty Fund
III;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 21, 2003
/s/ Robert J. Werra
General Partner


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Amrecorp Realty Fund III ("the Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert J. Werra

Acting Principal Executive Officer and Chief Financial Officer
March 21, 2003