Form 10-Q
period 2003-03-31
AMRECORP REALTY FUND III
filed 2003-04-25
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

      For Quarter Ended March 31, 2003 Commission file number 33-00152

                          AMRECORP REALTY FUND III

            (Exact name of registrant as specified in its charter)

                    TEXAS                     75-2045888
       (State or other jurisdiction of      (IRS Employer
        incorporation or organization       Identification
                                                Number)

                        2800 N Dallas Pkwy Suite 100
                        Plano, Texas  75093-5994

                 (Address of principal executive offices)


Registrant's telephone number, including area code:  (972)836-8000.


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

    Consolidated Balance Sheet as of March 31, 2003 and
    December 31, 2002                                               Page 3

    Consolidated Statements of Operations for the Three Months
    Ended March 31, 2003 and 2001                                   Page 4

    Consolidated Statements of Cash Flows for the Three months
    Ended March 31, 2003 and 2002                                   Page 5



Item 2.  Results of Operations and Management's Discussion
and Analysis of Financial Condition                                 Page 6

Liquidity and Capital Resources                                     Page 7

Other Information                                                   Page 8

Signatures                                                          Page 10


The statements, insofar as they relate to the period subsequent to December 31, 2002 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                           AMRECORP REALTY FUND III
                    Condensed Consolidated Balance Sheets

                                         March 31,        December 31,
                                           2003              2002
                                        (Unaudited)

ASSETS

Real Estate assets, at cost

Land                                    $1,000,000         $1,000,000
Buildings and improvements               7,044,581          7,044,581

                                         8,044,581          8,044,581

    Less: Accumulated depreciation      (4,709,464)        (4,626,464)

                                         3,335,117          3,418,117


Cash including cash investments              6,995             23,824
Escrow deposits                             47,781            147,989
Replacement Reserve                              0                284
Deferred Financing Costs                    78,727             81,009
Other assets                                32,717             63,341

         TOTAL ASSETS                   $3,501,337         $3,734,564



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES

Mortgage and notes payable              $4,034,415         $4,051,320
Note Payable -  Affiliates                     678                263
Real estate taxes payable                   37,500            149,534
Security deposits                           53,782             55,545
Accounts payable & accrued expenses         99,200             71,480

                                         4,225,575          4,328,142
Partners Capital (Deficit)

Limited Partners                          (247,263)          (187,210)
Special Limited Partner                   (338,737)          (268,737)
General  Partner                          (138,238)          (137,631)

Total Partners Capital (Deficit)          (724,238)          (593,578)


Total Liability and Partners Equity     $3,501,337         $3,734,564


         See notes to Condensed Consolidated Financial Statements


                           AMRECORP REALTY FUND III
              Condensed Consolidated Statement of Operations
                               (Unaudited)

                                          Three Months Ended March 31,
REVENUES                                        2002         2001

Rental income                               $390,882     $361,562
Other property                                17,814       27,459
    Total revenues                           408,696      389,021

EXPENSES

Salaries & wages                              76,112       68,386
Maintenance & repairs                         71,478       57,279
Utilities                                     48,625       39,228
Real estate taxes                             37,500       35,751
General administrative                        13,107       13,175
Contract services                             23,730       20,326
Insurance                                     30,624       26,031
Interest                                      62,463       63,723
Depreciation and amortization                 85,282       85,282
Property management fees                      20,435       19,449
    Total expenses                           469,356      428,630

NET INCOME (LOSS)                           ($60,660)    ($39,609)


NET INCOME PER SHARE                         $(25.47)     $(16.63)

         See Notes to Condensed Consolidated Financial Statements



                          AMRECORP REALTY FUND III
               Condensed Consolidated Statement of Cash Flows
                                 Unaudited

                                                Three Months Ended March 31,
                                                      2003         2002

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 ($60,660)    ($39,609)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                       83,000       83,000

Net Effect of changes in operating accounts

Escrow deposits                                    100,208      (49,330)
Capital replacement reserve                            284          378
Accrued real estate taxes                         (112,034)      35,514
Security deposits                                   (1,763)        (680)
Accounts payable                                    27,720       26,862
Deferred Financing Costs                             2,282       21,633
Other assets                                        30,624          196
  Net cash provided by operating activities         69,661       77,964

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                (16,905)     (15,894)
Note payable - affiliates                              415        1,350
Distribution to special limited partner            (70,000)    (550,000)
    Net cash used by investing activities          (86,490)    (564,544)

NET INCREASE (DECREASE) IN CASH AND CASH           (16,829)    (486,580)
  EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      23,824      559,647

CASH AND CASH EQUIVALENTS, END OF PERIOD            $6,995      $73,067


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








Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At March 31, 2003 the Partnership owned Las Brisas
Apartments, a 376-unit apartment community located at 2010
South Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 92.8% during the first quarter of 2003 as compared to 89.3% for the first quarter of 2002.

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

Revenue from property operations increased $19,675, or 6.29%, for the first quarter of 2003, as compared to the first quarter of 2002. Increased occupancy in the first quarter of 2003 accounted for the increase in rental income of $29,320 or 9.92%. Other property income decreased $9,645 or 55.85% mainly due to decreased fee collections. The following table illustrates the components:

                            Three Month Comparison

                            Increase       Percent
                           (Decrease)      Change

Rental income                29,320         9.92%
Other property               (9,645)       55.85%
Net Increase (Decrease)      19,675         6.29%


Property operating expenses: increased by $40,726 or 11.79% for the first quarter of 2003 compared to the first quarter of 2002 due primarily to increased insurance costs. Insurance increased $4,593 or 68.65% due to higher premiums and a new flood insurance policy as required by the new lender. Contract service increased $3,404 or 47.65% due to higher cable rates for the property. Maintenance & repairs increased $14,199 or 25.37% due to roof and carpentry repairs. Utilities increased $9,397 or 25.22% from higher natural gas costs. The following table illustrates the components:

                            Increase       Percent
                           (Decrease)      Change

Salaries & wages             7,726         10.87%
Maintenance & repairs       14,199         25.37%
Utilities                    9,397         25.22%
Real estate taxes            1,749          5.55%
General administrative         (68)         0.55%
Contract services            3,404         47.65%
Insurance                    4,593         68.65%
Interest                    (1,260)         2.99%
Property management fees       986          6.05%
Net Increase (Decrease)     40,726         11.79%










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

                               Increase       Percent
                              (Decrease)      Change

Rental income                  (3,771)         1.28%
Other property                  2,577         14.92%
Net Increase (Decrease)        (1,194)         0.38%
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

                               Increase       Percent
                              (Decrease)      Change

Salaries & wages                 (889)         1.25%
Maintenance & repairs          18,074         32.30%
Utilities                     (11,935)        32.03%
Real estate taxes               2,001          6.35%
General administrative          2,920         23.64%
Contract services               5,249         73.47%
Insurance                      16,043        239.81%
Interest                        5,286         12.56%
Depreciation and amortization    (644)         0.99%
Property management fees          (62)         0.38%
Net Increase (Decrease)        36,043         10.44%

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

     As of March 31, 2003, the Partnership had $6,995 in cash and cash equivalents as compared to $23,824 as of December 31, 2002. The net decrease in cash of $16,829 was due to distributions to the special limited partner.

     The property is encumbered by a non-recourse mortgage with a principal balance of $4,034,415 as of March 31, 2003. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,418,117.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at March 31, 2003 is approximately $2,089,000 of which $816,000 is the remaining distribution preference and $1,273,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2003, 2002, and 2001, distributions of $70,000, $523,560, and $985,408, respectively, were made to
the   special  limited  partners  in  accordance  with  this
agreement.









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

(B)       Reports on form 8-K for quarter ended March 31, 2003.
     1.                            None



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


                         AMRECORP REALTY FUND III
                         A Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 25, 2003

                        CERTIFICATION

I, Robert J Werra, certify that:

1. I have reviewed this annual report on Form 10-Q of Amrecorp Realty Fund III;

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


Date:     April 25, 2003
/s/ Robert J. Werra
General Partner


                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Amrecorp Realty
  Fund III ("the Company") on Form 10-Q for the year ending
  March 31, 2003 as filed with the Securities and Exchange
  Commission on the date hereof ("the Report"), I, Robert
  J. Werra, Acting Principal Executive Officer and Chief
  Financial Officer of the Company, certify, pursuant to 18
  U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-
  Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra

  Acting Principal Executive Officer and Chief Financial
                                   Officer
  April 25, 2003