Form 10-Q
period 2003-06-30
AMRECORP REALTY FUND III
filed 2003-08-14
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003 Commission file number 33-00152

AMRECORP REALTY FUND III

(Exact name of registrant as specified in its charter)
TEXAS	75-2045888
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

2800 N Dallas Pkwy Suite 100

Plano, Texas 75093-5994

(Address of principal executive offices)

Registrants telephone number, including area code: (972) 836-8000.

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

Consolidated Balance Sheet as of June 30, 2003 and

December 31, 2002 Page 3

Consolidated Statements of Operations for the Three and Six

months Ended June 30, 2003 and 2002 Page 4

Consolidated Statements of Cash Flows for the Three and Six

months Ended June 30, 2003 and 2002 Page 5

Item 2. Results of Operations and Managements Discussion and Analysis of

Financial Condition Page 6

Liquidity and Capital Resources Page 7

Other Information Page 8

Signatures Page 10

The statements, insofar as they relate to the period subsequent to

December 31, 2002 are Unaudited.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AMRECORP REALTY FUND III

Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS
Real Estate assets, at cost
Land	$1,000,000	$1,000,000
Buildings and improvements	7,044,581	7,044,581
	8,044,581	8,044,581
Less: Accumulated depreciation	(4,792,464)	(4,626,464)
	3,252,117	3,418,117

Cash including cash investments	26,363	23,824
Restricted Cash	0	0
Escrow deposits	85,794	147,989
Replacement Reserve	0	284
Liquidity reserve	0	0
Deferred Financing Costs	76,445	81,009
Other assets	84,404	63,341
TOTAL ASSETS	$3,525,123	$3,734,564

LIABILITIES AND PARTNERS EQUITY:

LIABILITIES
Mortgage and notes payable	$4,021,506	$4,051,320
Note Payable - Affiliates	(1,382)	263
Real estate taxes payable	75,000	149,534
Security deposits	56,216	55,545
Accounts payable & accrued expenses	82,235	71,480

	4,233,575	4,328,142
Partners Capital (Deficit)
Limited Partners	(310,835)	(187,210)
Special Limited Partner	(258,737)	(268,737)
General Partner	(138,880)	(137,631)

Total Partners Capital (Deficit)	(708,452)	(593,578)

Total Liability And Partners Equity	$3,525,123	$3,734,564

See notes to Condensed Consolidated Financial Statements

AMRECORP REALTY FUND III

Condensed Consolidated Statement of Operations

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2003	2002	2003	2002

Rental income	373,710	$372,061	$764,592	$733,623
Other property	24,935	25,574	42,749	53,033
Total revenues	398,645	397,635	807,341	786,656

EXPENSES
Salaries & wages	71,142	65,658	147,254	134,044
Maintenance & repairs	78,685	87,988	150,163	145,267
Utilities	39,843	33,751	88,468	72,979
Real estate taxes	37,500	35,751	75,000	71,502
General administrative	16,366	18,349	29,473	31,524
Contract services	22,207	24,659	45,937	44,985
Insurance	29,637	32,121	60,261	58,152
Interest	62,265	62,537	124,728	126,260
Depreciation and amortization	85,282	85,282	170,564	170,564
Property management fees	19,932	19,881	40,367	39,330
Total expenses	462,859	465,977	932,215	894,607

NET INCOME (LOSS)	($64,214)	($68,342)	($124,874)	($107,951)

NET INCOME PER SHARE	$ (26.96)	$ (28.69)	$ (52.42)	$ (45.32)

See Notes to Condensed Consolidated Financial Statements

AMRECORP REALTY FUND III

Condensed Consolidated Statement of Cash Flows

Unaudited
	Six Months Ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)	($124,874)	($107,951)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	166,000	166,000
Net Effect of changes in operating accounts
Escrow deposits	62,195	(86,326)
Capital replacement reserve	284	(271)
Accrued real estate taxes	(74,534)	71,265
Security deposits	671	(772)
Accounts payable	10,755	24,671
Deferred Financing Costs	4,564	(34,349)
Other assets	(21,063)	2,478
Net cash provided by operating activities	23,998	34,745

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable	(29,814)	(28,031)
Note payable - affiliates	(1,645)	(747)
Distribution to special limited partner	10,000	(555,000)
Net cash used by investing activities	(21,459)	(583,778)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,539	(549,033)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,824	559,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,363	$10,614

See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnerships latest annual report on Form 10-K.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 2003 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 91.6% during the second quarter of 2003 as compared to 91.9% for the second quarter of 2002.

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

Revenue from property operations increased $1,010, or 0.25%, for the second quarter of 2003, as compared to the second quarter of 2002 Other property income decreased $639 or 2.50% mainly due to decreased fee collections. The following table illustrates the components:
	Increase	Per Cent
	(Decrease)	Change

Rental income	1,649	0.44%
Other property	(639)	2.50%
Net Increase (Decrease)	1,010	0.25%

Property operating expenses: decreased by $3,118 or 0.67% for the second quarter of 2003 compared to the second quarter of 2002 due primarily to decreased maintenance and repair costs. Maintenance & repairs decreased $9,303 or 10.57% due to parking lot repairs. Utilities increased $6,092 or 18.05% from higher natural gas costs Insurance decreased $2,484 or 7.73% due to reduced flood insurance policy costs. Contract service decreased $2,452 or 9.94% due to lower lawn care costs for the property.. The following table illustrates the components:
	Increase	Per Cent
	(Decrease)	Change

Salaries & wages	5,484	8.35%
Maintenance & repairs	(9,303)	10.57%
Utilities	6,092	18.05%
Real estate taxes	1,749	4.89%
General administrative	(1,983)	10.81%
Contract services	(2,452)	9.94%
Insurance	(2,484)	7.73%
Interest	(272)	0.43%
Depreciation and amortization	0	0.00%
Property management fees	51	0.26%
Net Increase (Decrease)	(3,118)	0.67%

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

	Increase	Per Cent
	(Decrease)	Change

Rental income	(685)	0.23%
Other property	(2,243)	12.99%
Net Increase (Decrease)	(2,928)	0.94%

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
	Increase	Per Cent
	(Decrease)	Change

Salaries & wages	3,033	4.27%
Maintenance & repairs	23,008	41.11%
Utilities	(14,248)	38.24%
Real estate taxes	2,001	6.35%
General administrative	5,512	44.62%
Contract services	5,550	77.69%
Insurance	22,300	333.33%
Interest	4,464	10.61%
Depreciation and amortization	(644)	0.99%
Property management fees	(149)	0.91%
Net Increase (Decrease)	50,827	14.72%

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

As of June 30, 2003, the Partnership had $26,363 in cash and cash equivalents as compared to $23,824 as of December 31, 2002. The net decrease in cash of $2,539 was cash flow from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $4,021,506 as of June 30, 2003. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,418,117.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at June 30, 2003 is approximately $2,191,000 of which $838,000 is the remaining distribution preference and $1,353,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2003, 2002, and 2001, contribution of (distributions of) $10,000, $(523,560), and $(985,408), respectively, were made to the special limited partners in accordance with this agreement.

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

23 Not Applicable.

24 Not Applicable.

25 Power of Attorney,

Incorporated by reference to Registration Statement No. 33-00152

Effective November 26, 1985
    None.

31.1 Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(B) Reports on form 8-K for quarter ended June 30, 2003.

1. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMRECORP REALTY FUND III

A Texas limited partnership

By: /s/ Robert J. Werra

Robert J. Werra,

General Partner

Date: August 1, 2003

Exhibit 31.1

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER

THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I Robert J. Werra, Acting Principal Executive Officer and Chief Financial of Amrecorp Realty Fund III ("the Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c. evaluated the effectiveness of the Companys disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER

THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - continued

d. disclosed in this report any change in the Companys internal control over financial reporting that occurred during the Companys most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting; and

5. I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Companys auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Companys ability to record, process, summarize, and report financial data; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Companys internal control over financial reporting.

/s/ Robert J. Werra

Robert J. Werra

Acting Principal Executive Officer and Chief Financial Officer

August 1, 2003

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert J. Werra

Robert J. Werra

Acting Principal Executive Officer and Chief Financial Officer

August 1, 2003