Form 10-Q
period 2003-09-30
AMRECORP REALTY FUND III
filed 2003-11-13
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003 Commission file number 33-00152

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

Consolidated Balance Sheet as of September 30, 2003 and
December 31, 2002                                                    Page 3

Consolidated Statements of Operations for the Three and Nine
Months Ended September 30, 2003 and 2001                             Page 4

Consolidated Statements of Cash Flows for the Three and Nine
months Ended September 30, 2003 and 2002                             Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                                              September 30,     December 31,
                                                  2003             2002
                                               (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                           $1,000,000        $1,000,000
Buildings and improvements                      7,044,581         7,044,581
                                                8,044,581         8,044,581
    Less: Accumulated depreciation             (4,875,464)       (4,626,464)
                                                3,169,117         3,418,117

Cash including cash investments                    43,088            23,824
Escrow deposits                                   123,842           147,989
Replacement Reserve                                     0               284
Deferred Financing Costs                           74,163            81,009
Other assets                                       54,774            63,341
         TOTAL ASSETS                          $3,464,984        $3,734,564


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable                     $4,008,397        $4,051,320
Note Payable -  Affiliates                          2,385               263
Real estate taxes payable                         112,500           149,534
Security deposits                                  58,805            55,545
Accounts payable & accrued expenses                89,320            71,480

                                                4,271,407         4,328,142
Partners Capital (Deficit)
Limited Partners                                 (358,326)         (187,210)
Special Limited Partner                          (308,737)         (268,737)
General  Partner                                 (139,360)         (137,631)

Total Partners Capital                           (806,423)         (593,578)
(Deficit)


Total Liability And Partners Equity            $3,464,984        $3,734,564


    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
REVENUES                        2003          2002         2003         2002

Rental income                390,549      $391,877   $1,155,141   $1,125,500
Other property                25,170        26,124       67,919       79,157
    Total revenues           415,719       418,001    1,223,060    1,204,657

EXPENSES
Salaries & wages              76,577        78,725      223,831      212,769
Maintenance & repairs         65,502        58,769      215,665      204,036
Utilities                     39,790        38,201      128,258      111,180
Real estate taxes             37,500        36,334      112,500      107,836
General administrative        16,691        14,418       46,164       45,942
Contract services             29,867        28,405       75,804       73,390
Insurance                     29,630        30,624       89,891       88,776
Interest                      62,065        62,849      186,793      189,109
Depreciation and amortization 85,282        85,282      255,846      255,846
Property management fees      20,786        20,893       61,153       60,223

    Total expenses           463,690       454,500    1,395,905    1,349,107


NET INCOME (LOSS)           ($47,971)     ($36,499)   ($172,845)   ($144,450)


NET INCOME PER SHARE         $(20.14)      $(15.32)     $(72.56)     $(60.64)


    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited

                                                         Nine Months Ended
                                                           September 30,
                                                       2003             2002

CASH FLOWS FROM OPERATING ACTIVITY

Net income (loss)                                    ($172,845)    ($144,450)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                          249,000       249,000

Net Effect of changes in operating accounts

Escrow deposits                                         24,147      (123,324)
Capital replacement reserve                                284            85
Accrued real estate taxes                              (37,034)      107,599
Security deposits                                        3,260         1,009
Accounts payable                                        17,840        33,500
Deferred Financing Costs                                 6,846       (57,050)
Other assets                                             8,567         4,759
    Net cash provided by operating activities          100,065        71,128

CASH FLOWS FROM INVESTING ACTIVITIES

Repayment of mortgage notes payable                    (42,923)      (40,357)
Note payable - affiliates                                2,122        (2,549)
Distribution to special limited partner                (40,000)     (555,000)

      Net cash used by investing activities            (80,801)     (597,906)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    19,264      (526,778)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          23,824       559,647

CASH AND CASH EQUIVALENTS, END OF PERIOD               $43,088       $32,869


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








Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At September 30, 2003 the Partnership owned Las Brisas
Apartments, a 376-unit apartment community located at 2010 South
Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately
312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 97.4% during the third quarter of 2003 as compared to 96.3% for the third quarter of 2002.

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

Revenue from property operations decreased $2,282, or 0.55%, for the third quarter of 2003, as compared to the third quarter of 2002 Other property income decreased $954 or 3.65% mainly due to decreased fee collections. The following table illustrates the components:

                                          Increase    Percent
                                         (Decrease)   Change

Rental income                              (1,328)     0.34%
Other property                               (954)     3.65%
Net Increase                               (2,282)     0.55%
(Decrease)



Property operating expenses: increased by $9,190 or 2.02% for the third quarter of 2003 compared to the third quarter of 2002 due primarily to increased maintenance and repair costs. Maintenance & repairs increased $6,733 or 11.46% due to increased turnover costs. General & administrative increased $2,273 or 15.77 due to increased mailing costs. Utilities increased $1,589 or 4.16% from higher electric. The following table illustrates the components:

                                          Increase    Percent
                                         (Decrease)   Change

Salaries & wages                           (2,148)     2.73%
Maintenance & repairs                       6,733     11.46%
Utilities                                   1,589      4.16%
Real estate taxes                           1,166      3.21%
General administrative                      2,273     15.77%
Contract services                           1,462      5.15%
Insurance                                    (994)     3.25%
Interest                                     (784)     1.25%
Property management fees                     (107)     0.51%

Net Increase                                9,190      2.02%
(Decrease)












THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

Revenue from property operations increased $12,551, or 4.01%, for the third quarter of 2002, as compared to the third quarter of 2001. Increased occupancy in the third quarter of 2002 accounted for the increase in rental income of $16,330 or 5.53%. Other property income decreased $3,779 or 21.88% mainly due to decreased fee collections. The following table illustrates the components:

                                          Increase    Percent
                                         (Decrease)   Change

Rental income                              16,330      5.53%
Other property                             (3,779)    21.88%

Net Increase                               12,551      4.01%
(Decrease)


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

                                          Increase    Percent
                                         (Decrease)   Change

Salaries & wages                            4,035      5.68%
Maintenance & repairs                       7,508     13.42%
Utilities                                  (1,679)     4.51%
Real estate taxes                           2,584      8.20%
General administrative                       (644)     5.21%
Contract services                             347      4.86%
Insurance                                  20,450    305.68%
Interest                                    5,149     12.23%
Depreciation and amortization                (644)     0.99%
Property management fees                      620      3.80%

Net Increase                               37,726     10.92%
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

     As of September 30, 2003, the Partnership had $43,088 in cash and cash equivalents as compared to $23,824 as of December
31, 2002. The net increase in cash of $19,264 was cash flow from operations.

     The property is encumbered by a non-recourse mortgage with a principal balance of $4,008,397 as of September 30, 2003. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,169,117.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at September 30, 2003 is approximately $2,156,000 of which $838,000 is the remaining distribution preference and $1,318,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2003, 2002, and 2001, contribution of (distributions of) $(40,000), $(523,560), and $(985,408), respectively, were made to the special limited partners in accordance with this agreement.


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

     31.1
                                   Certification Pursuant to
                                   Rules 13a-14 and 15d-14 Under
                                   the Securities Exchange Act of
                                   1934, as Adopted Pursuant to
                                   Section 302 of the Sarbanes-
                                   Oxley Act of 2002, filed
                                   herewith.

     32.1                          Certification Pursuant to 18
                                   U.S.C. Section 1350, as
                                   Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act
                                   of 2002, filed herewith.

(B)       Reports on form 8-K for quarter ended September 30, 2003.
     1.                            None


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






     Date:     October 31, 2003

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

  c. evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



     CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER
     THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
     SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - continued


  d. disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and


5. I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

  a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize, and report financial data; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  October 31, 2003






















Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
               section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  October 31, 2003