Form 10-K
period 2003-12-31
AMRECORP REALTY FUND III
filed 2004-03-30
CIK 776813

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

                              Yes ___ No X.

                Documents Incorporated by Reference

   The Prospectus dated November 26, 1985 filed pursuant to Rule
424(b) as supplemented pursuant to Rule 424(c) on December 5, 1985.
PART I

Item 1. Business

     The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on November 21, 1985. On December 31, 2003, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 269 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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


At December 31, 2003, the Partnership owned Las Brisas Apartment, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately
19.11 acres of land.

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


                          Occupancy Rates

                              Percent

                  1999    2000    2001    2002    2003
Las Brisas        95.4%   95.0%   92.7%   93.9%   98.4%



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

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2003 there were approximately 269 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 2003, 2002, and 2001, the Special Limited Partner received distributions from the Partnership totaling $110,000, $523,560, and $985,408, respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS INCOM GAI LOSS      CASH
        E    N        DISTRIBUTED
1986    $0   $0 $186       $0
1987    0    0  286        0
1988    0    0  310        0
1989    0    0  278        0
1990    0    0  231        0
1991    0    0  142        0
1992    0    0   0         0
1993    0   153 162        0
1994    24   0   0         0
1995    0    0   5         0
1996    20   0   0         0
1997    0    0  (21)       0
1998    4    0   0         0
1999    72   0   0         0
2000    <1   0   0         0
2001    98   0   0         0
2002    57   0   0         0
2003    36   0   0         0


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

                   Year Ended December 31,
       ( in thousands except unit and per unit amounts)

                                         2003    2002    2001    2000    1999

Limited Partner Units Outstanding-Basic  2382    2382    2382    2382    2382

Statement of Operations
     Total Revenues                    $1,672  $1,616  $1,605  $1,591  $1,588


Net Income (Loss)                        (141)    (64)     86     (23)   (143)
Limited Partner Net Income (Loss)      (58.41) (26.62)  35.68   (9.76)  59.65
per Unit - Basic
Cash Distributions to Limited               0       0       0       0       0
Partners per Unit - Basic


Balance Sheet:
    Real Estate, net                   3,198   3,418   3,576   3,787   3,892
    Total Assets                       3,468   3,735   4,332   4,123   4,277
    Mortgages Payable                  4,000   4,051   4,100   2,874   2,941
    Partners' Equity                    (844)   (594)     (6)    894     992



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

Results of Operations: 2003 VERSUS 2002

Revenue from Property Operations increased $55,909 or 3.46%. Rental income increased $60,449 or 4.00% as compared to 2002. Other income decreased $4,540 or 4.39% due to lower fee income from residents. The following table illustrates the increases or (decreases):


                  Increase         Per
                 (Decrease)        Cent

Rental income      60,449          4.00%
Fees & Other       (4,540)        (4.39%)
Net Increase       55,909          3.46%



Property operating expenses for 2003 increased $132,425 or 7.88%. Utilities increased $59,269 or 29.45% due to higher natural gas prices. General & administrative increased $36,100 or 20.07% primarily due to increased insurance and cable television costs. Repair and maintenance expenses increased from 2002 by $27,102 or 16.50% primarily due to various plumbing and roof repairs. Payroll increased $13,333 or 4.63% due to additional maintenance personnel used for the exterior building maintenance. Real estate taxes decreased $12,642 or 8.45% primarily due to decreased accessed valuations. Property management fees are paid to an affiliated entity and represents 5% of gross operating revenues (see Note 4 to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                                           Increase          Per
                                          (Decrease)         Cent

Utilities                                   59,269          29.45%
General and administrative                  36,100          20.07%
Repairs and maintenance                     27,102          16.50%
Payroll                                     13,333           4.63%
Property management fee                      2,797           3.46%
Depreciation and amortization               10,077           2.83%
Interest                                    (3,611)         (1.43%)
Real estate taxes                          (12,642)         (8.45%)
Total operating expenses                   132,425           7.88%


Results of Operations: 2002 VERSUS 2001

Revenue from Property Operations increased $11,221 or 0.7%. Rental income increased $26,016 or 1.75% as compared to 2001. Other income decreased $14,795 or 12.52% due to lower fee income from residents. The following table illustrates the increases or (decreases):


                  Increase      Per
                 (Decrease)     Cent

Rental income      26,016       1.75%
Fees & Other      (14,795)    (12.52%)
Net Increase       11,221       0.70%



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

                                         Increase            Per
                                        (Decrease)           Cent

General and administrative                79,146            78.55%
Repairs and maintenance                   25,742            18.58%
Interest                                  25,572            11.28%
Payroll                                   16,897             6.24%
Depreciation                              20,221             6.03%
Real estate taxes                          3,972             2.73%
Property management fee                      559             0.70%
Utilities                                (11,008)           (5.19%)
Net Increase                             161,101            10.60%



 Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 2003, the Partnership had $19,115 in cash and cash equivalents as compared to $23,824 as of December 31, 2002. The net decrease in cash of $4,709 is principally due to cash flow from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,999,545 as of December 31, 2003. Unless subject to default as discussed in Note B - Mortgage Payable, the mortgage payable bears interest at 6.18% and is payable in monthly installments of principal and interest until December 2011 when a lump-sum payment of approximately $3,447,000 is due. The required principal reductions for the five years ending December 31, 2007, are $55,067, $58,568 $62,292, $66,253, and $70,206 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $1,251,735 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2003, 2002, and 2001, the Special Limited Partner received distributions from the Partnership totaling $110,000, $523,560, and $985,408, respectively. For further information please see Note G to the audited financial statements.

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



















                     AMRECORP REALTY FUND III
                       FINANCIAL STATEMENTS
                 AND INDEPENDENT AUDITORS' REPORTS

                    December 31, 2003 and 2002

                 INDEX TO FINANCIAL STATEMENTS



                                                                       Page

Independent Auditors' Reports                                            1

Financial Statements

  Balance Sheets as of December 31, 2003 and 2002                        3

  Statements of Operations for the years ended December 31, 2003,
   2002 and 2001                                                         4

  Statements of Partners' Equity (Deficit) for the years ended
   December 31, 2003, 2002 and 2001                                      5

  Statements of Cash Flows for the years ended December 31, 2003,
   2002 and 2001                                                         6

  Notes to Financial Statements                                          7

  Schedule III - Real Estate and Accumulated Depreciation               14



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheets of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2003 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 14, 2004
Plano, Texas
                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                    December 31, 2003 and 2002


                             ASSETS
                                                     2003              2002

Investments in real estate at cost
  Land                                         $1,000,000        $1,000,000
  Buildings, improvements and furniture and
   fixtures                                     7,180,636         7,044,581

                                                8,180,636         8,044,581
  Accumulated depreciation                     (4,983,023)       (4,626,464)

                                                3,197,613         3,418,117

  Cash and cash equivalents                        19,115            23,824
Escrow deposits
                                                  149,208           147,989
Capital replacement reserve
                                                      ---               284
Deferred financing costs, net of accumulated
  amortization of $19,396 and $10,268,
  respectively                                     71,881            81,009
Other assets                                       29,787            63,341

TOTAL ASSETS                                    3,467,604         3,734,564


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                                3,999,545         4,051,320
Accrued interest payable                           20,598            20,864
Accounts payable                                   95,577            50,616
Real estate taxes payable                         136,892           149,534
Due to affiliates                                   1,338               263
Security deposits                                  57,788            55,545

TOTAL LIABILITIES                               4,311,738         4,328,142

PARTNERS' EQUITY                                 (844,134)         (593,578)

TOTAL LIABILITIES AND PARTNERS' EQUITY         $3,467,604        $3,734,564




                    AMRECORP REALTY FUND III
                    STATEMENTS OF OPERATIONS
       For the Years Ended December 31, 2003, 2002 and 2001

                                           2003          2002          2001

INCOME
 Rentals                             $1,573,534    $1,513,085    $1,487,069
 Other                                   98,847       103,387       118,182

 Total income                         1,672,381     1,616,472     1,605,251

OPERATING EXPENSES
 Depreciation and amortization          365,687       355,610       335,389
 Payroll                                301,155       287,822       270,925
 Interest                               248,655       252,266       226,694
 Utilities                              260,509       201,240       212,248
 General and administrative             216,006       179,906       100,760
 Repairs and maintenance                191,390       164,288       138,546
 Real estate taxes                      136,892       149,534       145,562
 Property management fee to affiliate    83,619        80,822        80,263
 Administrative service fee to affiliate  9,024         9,024         9,024

 Total operating expenses             1,812,937     1,680,512     1,519,411

 NET  INCOME  (LOSS)                  $(140,556)     $(64,040)      $85,840

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT - BASIC                $(58.41)      $(26.62)       $35.68

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                      2,382         2,382         2,382





                     AMRECORP REALTY FUND III
             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 2003, 2002 and 2001


                                           Special
                              General      Limited       Limited
                              Partner      Partners      Partners      Total

 Balance, January 1, 2001    (137,849)    1,240,231      (208,792)    893,590

 Distributions                    ---      (985,408)          ---    (985,408)

 Net income                       858           ---        84,982      85,840

 Balance, December 31, 2001  (136,991)      254,823      (123,810)     (5,978)

 Reclassification to correct
 allocation of Distributions
 made to Special Limited
 Partners for distribution
 preference                   (15,684)    1,568,437    (1,552,753)        ---

 Distributions                    ---      (523,560)          ---    (523,560)

 Reallocation for payment
 of Special Limited Partner
 distributions for distribution
 preference                      (368)       36,817       (36,449)        ---

 Net loss                        (640)          ---       (63,400)    (64,040)

 Balance, December 31, 2002  (153,683)    1,336,517    (1,776,412)   (593,578)

 Distributions                    ---      (110,000)          ---    (110,000)

 Reallocation for payment
 of Special Limited Partner
 distributions for distribution
 preference                      (252)       25,218       (24,966)        ---

 Net income                    (1,406)          ---      (139,150)   (140,556)

 Balance, December 31, 2003 $(155,341)   $1,251,735   $(1,940,528)  $(844,134)




                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 2003, 2002 and 2001

                                             2003          2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income  (loss)                     $(140,556)     $(64,040)     $85,840
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operations:
 Depreciation and amortization            365,687       355,610      335,389
 Changes in assets and liabilities:
   Restricted cash                            ---           ---       59,000
   Escrow deposits                         (1,219)     (147,989)     138,248
   Other assets                            33,554       (12,875)     (35,393)
   Accrued interest payable                  (266)         (251)       1,596
   Security deposits                        2,243           527          800
   Accounts payable                        44,961        11,871       15,361
   Due to affiliates                        1,075      (122,608)       3,572
   Real estate taxes payable              (12,642)      149,297     (138,983)

 Net cash provided by operating
  activities                              292,837       169,542      465,430

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate              (136,055)     (188,465)    (123,273)
 Capital replacement reserve                  284        55,340      (45,330)

 Net cash used for investing activities  (135,771)     (133,125)    (168,603)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments  on  mortgages and notes
  payable                                 (51,775)      (48,680)     (60,718)
 Proceeds from refinancing                    ---           ---    1,286,720
 Deferred financing costs                     ---           ---      (91,277)
 Liquidity reserve                            ---           ---      100,599
 Distributions                           (110,000)     (523,560)    (985,408)

 Net cash provided by (used for)
  financing activities                   (161,775)     (572,240)     249,916

 Net increase (decrease) in cash
  and cash equivalents                     (4,709)     (535,823)     546,743

 Cash and cash equivalents at
  beginning of period                      23,824       559,647       12,904

 Cash and cash equivalents at end
  of period                               $19,115       $23,824     $559,647

 Supplemental disclosure of cash flow information:
    Cash paid during the year
     for interest                        $248,921      $252,017     $224,849
   Noncash financing activity :
      Refinancing of mortgage payable     $   ---       $   ---   $2,813,280




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002


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

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 2003, 2002 and 2001. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

     Allocation of Net Income (Loss) and Cash

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. The total distribution preference due to the special limited partners is approximately $858,000 as of December 31, 2003. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2003, 2002 and 2001, distributions of $ 110,000, $523,560, and
     $985,408, respectively, were made to the special limited partners in accordance with this agreement.

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


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

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

     Deferred Financing Costs

     Costs incurred to obtain mortgage financing are being amortized over the life of the mortgage using the straight-line method, which approximates the interest method.


     Revenue Recognition

     The Partnership has leased substantially all of its rental apartments under cancelable leases for periods generally less than one year. Rental revenue is recognized on a monthly basis as earned.



                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

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




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation. Management does not believe significant credit risk exists at December 31, 2003.

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2003, 2002 and 2001, the Partnership's comprehensive income (loss) was equal to its net income (loss) and the Partnership does not have income meeting the definition of other comprehensive income.


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

NOTE B - MORTGAGE PAYABLE

The mortgage payable of $3,999,545 at December 31, 2003, bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,197,613.

At December 31, 2002, required principal payments due under the stated terms of the Partnerships mortgage note payable are as follows:

2004						$	55,067
2005							58,568
2006							62,292
2007							66,253
2008							70,206
Thereafter						3,687,159
						$	3,999,545


In September 2003, the Partnership engaged the services of a company to assist them in determining that the building is not within a Special Flood Hazard Area (SFHA). Pending the outcome of their work, the Partnership let their flood insurance lapse when the renewal came in December 2003. This resulted in the Partnership breaking a covenant of the mortgage loan, which could result in the loan becoming due and payable upon demand if the holder chooses to call the loan. No demand has been made at this time.


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

                                       2003           2002            2001
     Property  management fee       $66,985        $64,659         $64,210
     Partnership fee                 16,724         16,163          16,053

     Administrative  service fees paid to  an  affiliate  of  the general  partner were $9,024, $9,024 and $9,024 for each  of
     the   years   ended  December  31,  2003,  2002  and   2001,
     respectively.

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2003, and 2002, totaled $1,338 and $263, respectively.

NOTE D - ACCUMULATED AMORTIZATION

     At  December  31,  2003, amortization expense  for  deferred financing costs over the next five years is as follows:
              2004                           9,128
              2005                           9,128
              2006                           9,128
              2007                           9,128
              2008                           9,128
              Thereafter                    26,241
                                           $71,881



                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002


NOTE E - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.


NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2003 would have been as follows:



         Net income (loss) per accompanying
     financial statements                             $(140,556)

         Add - book basis depreciation using
     straight-line method                               356,559

         Deduct - income tax basis depreciation
     expense using ACRS method                         (129,315)

         Excess of revenues over expenses,
     accrual income tax basis                            86,688


NOTE G - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2003 and 2002.

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002


NOTE G - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
                   (CONTINUED)

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


NOTE G - RECLASSIFICATION

     The Statement of Partners' Equity for the year ending December 31, 2002 includes a reclassification to correct an error in the original allocation of distributions made to the special limited partners. In prior years, distributions were allocated as return of special limited partners' contributions when, per the terms of the second amendment to the limited partnership agreement, distributions are to be allocated first to the preferred return, as defined in the amendment, then to the return of the contribution of the first special limited partner then in the same manner for the second and third special limited partners. The reclassification reallocates the capital accounts to their respective balances had the distribution been properly allocated when made. Total partners' equity is not affected by the reclassification.



AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2003

                             Initial  Cost
                             to Partnership
		Description   Encumbrances     Land         Building         Total Cost
                                               And            Subsequent to
                                           Improvements       Acquisition
Twenty-eight
two-story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood siding
exterior, and
composition
shingled roofs
located in
Abilene, Texas      (b)       $1,000,000     $5,721,811        $1,458,825

                            Gross Amounts at Which
                           Carried at Close of Year

                                    Buildings
                                       And                      Accumulated
 Description           Land        Improvements      Total      Depreciation
                                                     (c)(d)         (c)
Twenty-eight
two-story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood siding
exterior, and
composition
shingled roofs
located in
Abilene, Texas     $1,000,000      $7,180,636      $8,180,636    $4,983,023



                                                               Life on Which
 Description             Date of               Date            Depreciation
                       Construction          Acquired          is Computed
Twenty-eight
two-story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood siding
exterior, and
composition
shingled roofs
located in             Complete at
Abilene, Texas         Date Acquired          7/31/86               (a)



See notes to Schedule III.




AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2003


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                        Investments        Accumulated
                                          in Real          Depreciation
                                          Estate

    Balance, January 1, 2001             7,732,843          3,945,734

        Acquisitions                       123,273                ---
        Depreciation expense                   ---            334,248

    Balance, December 31, 2001
                                         7,856,116          4,279,982

        Acquisitions                       188,465                ---
        Depreciation expense                   ---            346,482

    Balance, December 31, 2002          $8,044,581         $4,626,464

        Acquisitions                       136,055                ---
        Depreciation expense                   ---            356,559

    Balance, December 31, 2003           8,180,636          4,983,023


(d) Aggregate cost for federal income tax purposes is $6,664,205.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing. The Registrant has not been involved in any disagreements on accounting and financial disclosure.

    Item 9a.  Controls and Procedures

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

      Robert J. Werra, 65, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of Partnership.

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

          For the Fiscal year ended December 31, 2003, 2002, and 2001, property management fees earned totaled $83,619, $80,822, and $80,263, respectively. An additional administration service fee was paid to the general partner of $9,024, $9,024, and 9,024 for the years ended December 31, 2003, 2002, and 2001, respectively.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a)

Title of Class      Name and Address         Amount and Nature   Percent of

Limited             William E. Kreger        300 units           12.59%
Partnership         3301 Biddle Ave. #1101
Interest            Wyandette, MI  48192

                    Juanita L. Werra         127 units            5.33%
                    1409 Tree Farm Dr
                    Plano, TX  75093

                    Monty L. Parker          127 units            5.33%
                    9144 North Silver Brook Lane
                    Brown Deer, WI  53223

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

Title of         Name and Address        Amount and Nature         Percent of
Class            of Beneficial Owner     of Beneficial Ownership
Class

Limited          Robert J. Werra         10 units                  .42%
Partnership      2800 N Dallas Pkwy #100
Interest         Plano, TX  75093

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2003 and 2002 by the Partnership principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees             2003           2002

     Audit Fees             $8,500         $8,500
     Audit related fees        ---            ---
     Tax fees                  ---            ---
     All other fees            ---            ---



                         PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 10-K

     (A)  1.   Financial Statements

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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2003.

          None.

     (C)  Exhibits

          3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 33-00152 effective November 26, 1985

          4. Limited Partnership Agreement, incorporated by reference to Registration Statement N. 33-00152 effective November 26, 1985.

          9.   Not Applicable.
          10.  None.
          11.  Not Applicable.
          12.  Not Applicable.
          13.  Not Applicable.
          14.  Code of Ethics for Senior Financial Officers
          18.  Not Applicable.
          19.  Not Applicable.
          22.  Not Applicable.
          23.  Not Applicable.
          24.  Not Applicable.
          25. Power of Attorney, incorporated by reference to Registration Statement No.
               33-00152 effective November 26, 1985.
          28.  None.
          31.  Certification
          32.  Officers' Section 1350 Certification

(d)  Financial Statement Schedules excluded from the annual report
          None

EXHIBIT 14

          Code of Ethics for Senior Financial Officers


     The principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller (all, the company's "Senior Financial Officers") hold an important and elevated role in corporate governance, vested with both the responsibility and authority to protect, balance, and preserve the interests of all of the enterprise stakeholders, including shareholders, customers, employees, suppliers, and citizens of the communities in which business is conducted. Senior Financial Officers fulfill this responsibility by prescribing and enforcing the policies and procedures employed in the operation of the enterprise's financial organization and by acting in good faith and in the company's best interests in accordance with the company's Code of Business Conduct and Ethics.

1    Honest and Ethical Conduct

          Senior Financial Officers will exhibit and promote honest and ethical conduct through the establishment and operation of policies and procedures that:

          Encourage and reward professional integrity in all aspects of the financial organization, by eliminating inhibitions and barriers to responsible behavior, such as coercion, fear of reprisal, or alienation from the financial organization or the enterprise itself.

          Promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

          Provide   a  mechanism  for  members  of  the   finance
          organization to inform senior Management of deviations in the practice from policies and procedures governing honest and ethical behavior.

          Respect the confidentiality of information acquired in the course of work, except when authorized or otherwise legally obligated to disclose such information, and restrict the use of confidential information acquired in the course of work for personal advantage.

          Demonstrate  their personal support for  such  policies
          and    procedures   through   periodic    communication
          reinforcing these ethical standards throughout the finance organization.

2    Financial Records and Periodic Reports

          Senior Financial Officers will establish and manage the enterprise transaction and reporting systems and procedures to provide that:
          Business transactions are properly authorized and accurately and timely recorded on the company's books and records in accordance with Generally Accepted Accounting Principles ("GAAP") and established company financial policy.

          No false or artificial statements or entries for any purpose are made in the company's books and records, financial statements and related communications.

          The  retention  or proper disposal of  company  records
          shall   be  in  accordance  with  established   records
          retention policies and applicable legal and regulatory requirements.

          Periodic financial communications and reports will include full, fair, accurate, timely and understandable disclosure.

3    Compliance with Applicable Laws, Rules and Regulations.

          Senior Financial Officers will establish and maintain mechanisms to:

          Educate members of the finance organization about any federal, state or local statute, regulation or administrative procedure that affects the operation of the finance organization and the enterprise generally.

          Monitor the compliance of the finance organization with
          any   applicable  federal,  state  or  local   statute,
          regulation or administrative rule.

          Identify,  report  and correct in a swift  and  certain
          manner,   any   detected  deviations  from   applicable
          federal, state or local statute or regulation.

4    Reporting of Non-Compliance

     Senior Financial Officers will promptly bring to the attention of the Audit Committee:

          Material information that affects the disclosures made by the partnership in its public filings.

          Information concerning significant deficiencies in the design or operation of internal controls that could adversely affect the partnership's ability to record, process, summarize and report financial data.

     Senior Financial Officers will promptly bring to the attention of the General Counsel and to the Audit Committee:

          Fraud, whether or not material, that involves management or other employees who have a significant role in the company's financial reporting, disclosures or internal controls.

          Information concerning a violation of this Code or the Partnership's Code of Business and Ethics Conduct,
          including any actual or apparent conflicts of interest between personal and professional relationships, involving management or other employees who have a significant role in the company's financial reporting, disclosures or internal controls.

          Evidence of a material violation by the partnership or  its
          employees   or   agents  of  applicable  laws,   rules   or
          regulations.

5    Disciplinary Action

          In the event of violation by Senior Financial Officers of this Code or the partnership's Code of Business Conduct and Ethics, the Audit Committee of the Board of Directors shall recommend appropriate disciplinary and remedial actions.
                                                       Exhibit 31

                         CERTIFICATIONS


I, Robert J. Werra, certify that:

     1  .   I  have  reviewed this annual report on Form 10-K of  Amrecorp
Realty Fund III;

     2 . Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3 . Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4 . The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)    designed   such  internal  control  over   financial
     reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          (e) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     Dated: March 30, 2004.
                                        /s/ Robert J. Werra


                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of First Equity Properties, Inc., a Texas limited partnership (the "Partnership"), hereby certifies that (i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Partnership, at and for the periods indicated.

     Dated: March 30, 2004.

                                   /s/ Robert J. Werra