Form 10-Q
period 2004-03-03
AMRECORP REALTY FUND III
filed 2004-05-13
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2004 Commission file number 33-00152

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

Consolidated Balance Sheet as of March 31, 2004 and
December 31, 2003                                                     Page 3

Consolidated Statements of Operations for the Three Months
Ended March 31, 2004 and 2003                                         Page 4

Consolidated Statements of Cash Flows for the Three months
Ended March 31, 2004 and 2003                                         Page 5



Item 2.  Results of Operations and Management's Discussion and
Analysis of Financial Condition                                       Page 6

Liquidity and Capital Resources                                       Page 7

Other Information                                                     Page 9

Signatures                                                            Page 11


The statements, insofar as they relate to the period subsequent to December 31, 2003 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                                  March 31     December 31,
                                    2004           2003
                                (Unaudited)

ASSETS
Real Estate assets, at cost
Land                            $1,000,000     $1,000,000
Buildings and improvements       7,180,636      7,180,636
                                 8,180,636      8,180,636
Less: Accumulated depreciation  (5,075,023)    (4,983,023)

                                 3,105,613      3,197,613

Cash including cash investments    103,500         19,115
Escrow deposits                     25,183        149,208
Deferred Financing Costs            69,599         71,881
Other assets                         9,457         29,787
        TOTAL ASSETS            $3,313,352     $3,467,604



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable      $3,981,565     $3,999,545
Note Payable - Affiliates               96          1,338
Real estate taxes payable           18,090        136,892
Security deposits                   58,819         57,788
Accounts payable & accrued
 expenses                          132,818        116,175

                                 4,191,388      4,311,738
Partners Capital (Deficit)

Limited Partners                (1,974,091)    (1,940,528)
Special Limited Partner          1,251,735      1,251,735
General  Partner                  (155,680)      (155,341)

Total Partners Capital            (878,036)      (844,134)
 (Deficit)

Total Liability And Partners
 Equity                         $3,313,352     $3,467,604


    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                          Three Months Ended
                                             March 31,
REVENUES                                 2004            2003

Rental income                         391,224        $390,882
Other property                         25,368          17,814
     Total revenues                   416,592         408,696

EXPENSES
Salaries & wages                       81,434          76,112
Maintenance & repairs                  56,317          71,478
Utilities                              42,227          48,625
Real estate taxes                      37,500          37,500
General administrative                 12,739          13,107
Contract services                      23,029          23,730
Insurance                              20,481          30,624
Interest                               61,655          62,463
Depreciation and amortization          94,282          85,282
Property management fees               20,830          20,435
     Total expenses                   450,494         469,356


NET INCOME (LOSS)                    ($33,902)       ($60,660)


NET INCOME PER SHARE                  $(14.23)        $(25.47)


    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited

                                                        Three Months
                                                           Ended
                                                         March 31,
                                                     2004          2003

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                ($33,902)     ($60,660)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                      92,000        83,000
Net Effect of changes in operating accounts
Escrow deposits                                   124,025       100,208
Capital replacement reserve                             0           284
Accrued real estate taxes                        (118,802)     (112,034)
Security deposits                                   1,031        (1,763)
Accounts payable                                   16,643        27,720
Deferred Financing Costs                            2,282        30,624
Other assets                                       20,330         2,282
    Net cash provided by operating activities     103,607        69,661

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable              (17,980)       (16,905)
Note payable - affiliates                         (1,242)           415
Distribution to special limited partner                0        (70,000)
      Net cash used by investing activities      (19,222)       (86,490)

NET INCREASE (DECREASE) IN CASH AND CASH          84,385        (16,829)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    19,115         23,824

CASH AND CASH EQUIVALENTS, END OF PERIOD        $103,500         $6,995


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








Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At March 31, 2004 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 97.4% during the first quarter of 2004 as compared to 92.8% for the first quarter of 2003.

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

Revenue from property operations increased $7,896, or 1.93%, for the first quarter of 2004, as compared to the first quarter of 2003. Other property income increased $7,554 or 42.4% mainly due to increased fee collections. The following table illustrates the components:

                       Increase     Percent
                      (Decrease)    Change

Rental income            342         0.09%
Other property         7,554        42.40%
                       7,896         1.93%



Property operating expenses: decreased by $18,862 or 4.02% for the first quarter of 2004 compared to the first quarter of 2003 due primarily to decreased maintenance and repair costs. Maintenance & repairs decreased $15,161 or 21.21% due to decreased exterior building maintenance Insurance costs decreased $10,143 or 33.12% due to lower flood insurance costs. Utilities decreased $6,398 or 13.16 due to lower electric and gas consumption. The following table illustrates the components:


                               Increase     Percent
                              (Decrease)    Change

Salaries & wages                 5,322       6.99%
Maintenance & repairs          (15,161)     21.21%
Utilities                       (6,398)     13.16%
General administrative            (368)      2.81%
Contract services                 (701)      2.95%
Insurance                      (10,143)     33.12%
Interest                          (808)      1.29%
Depreciation and amortization    9,000      10.55%
Property management fees           395       1.93%
Net Increase (Decrease)        (18,862)      4.02%




FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

Revenue from property operations increased $19,675, or 6.29%, for the first quarter of 2003, as compared to the first quarter of 2002. Increased occupancy in the first quarter of 2003 accounted for the increase in rental income of $29,320 or 9.92%. Other property income decreased $9,645 or 55.85% mainly due to decreased fee collections. The following table illustrates the components:

                             Three Month Comparison

                             Increase       Percent
                            (Decrease)      Change

Rental income                 29,320         9.92%
Other property                (9,645)       55.85%
Net Increase                  19,675         6.29%
(Decrease)


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

     As of March 31, 2004, the Partnership had $103,500 in cash and cash equivalents as compared to $19,115 as of December 31, 2003. The net increase in cash of $84,385 was cash flow from operations.

     The property is encumbered by a non-recourse mortgage with a principal balance of $3,981,565 as of March 31, 2004. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,169,117.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at March 31, 2004 is approximately $2,190,000 of which $858,000 is the remaining distribution preference and $1,332,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2003, 2002, and 2001, distributions of $110,000, $523,560, and $985,408, respectively, were made to the special limited partners in accordance with this agreement.


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

     32.1                          Certification Pursuant to 18
                                   U.S.C. Section 1350, as
                                   Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act
                                   of 2002, filed herewith.

(B)       Reports on form 8-K for quarter ended March 31, 2004.
     1.                            None


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






     Date:     May 6, 2004

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 6, 2004






Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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