Form 10-Q
period 2004-06-30
AMRECORP REALTY FUND III
filed 2004-09-08
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 2004 Commission file number 33-00152

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

    Consolidated Balance Sheet as of June 30, 2004 and
    December 31, 2003                                                Page 3

    Consolidated Statements of Operations for the Three
    And Six Months Ended June 30, 2004 and 2003                      Page 4

    Consolidated Statements of Cash Flows for the Six months
    Ended June 30, 2004 and 2003                                     Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                                           June 30        December 31,
                                            2004             2003
                                         (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                     $1,000,000       $1,000,000
Buildings and improvements                7,180,636        7,180,636
                                          8,180,636        8,180,636
     Less: Accumulated depreciation      (5,167,023)      (4,983,023)
                                          3,013,613        3,197,613

Cash including cash investments              31,136           19,115
Escrow deposits                              78,557          149,208
Deferred Financing Costs                     67,317           71,881
Other assets                                 96,890           29,787
          TOTAL ASSETS                   $3,287,513       $3,467,604


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable               $3,967,836       $3,999,545
Note Payable -  Affiliates                      126            1,338
Real estate taxes payable                    74,125          136,892
Security deposits                            59,372           57,788
Accounts payable &  accrued expenses        139,952          116,175
expenses

                                          4,241,411        4,311,738
Partners Capital (Deficit)
Limited Partners                         (1,999,694)      (1,940,528)
Special Limited Partner                   1,201,735        1,251,735
General Partner                            (155,939)        (155,341)

Total Partners Capital (Deficit)           (953,898)        (844,134)


Total Liability And Partners Equity      $3,287,513       $3,467,604

    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
REVENUES                             2004        2003       2004       2003


Rental income                    $406,034    $373,710   $797,258   $764,592
Other property                     28,055      24,935     53,423     42,749
     Total revenues               434,089     398,645    850,681    807,341

EXPENSES
Salaries & wages                   73,580      71,142    155,014    147,254
Maintenance & repairs              68,636      78,685    124,953    150,163
Utilities                          27,503      39,843     69,730     88,468
Real estate taxes                  37,500      37,500     75,000     75,000
General administrative             14,835      16,366     27,574     29,473
Contract services                  32,516      22,207     55,545     45,937
Insurance                          27,951      29,637     48,432     60,261
Interest                           61,444      62,265    123,099    124,728
Depreciation and amortization      94,282      85,282    188,564    170,564
amortization
Property management fees           21,704      19,932     42,534     40,367
     Total expenses               459,951     462,859    910,445    932,215


NET INCOME (LOSS)                ($25,862)   ($64,214)  ($59,764) ($124,874)


NET INCOME PER SHARE              $(10.86)    $(26.96)   $(25.09)   $(52.42)

    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited

                                                           Six Months Ended
                                                               June 30,
                                                          2004          2003

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                     ($59,764)    ($124,874)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                          184,000       166,000
Net Effect of changes in operating accounts
Escrow deposits                                         70,651        62,195
Capital replacement reserve                                  0           284
Accrued real estate taxes                              (62,767)      (74,534)
Security deposits                                        1,584           671
Accounts payable                                        23,777        10,755
Deferred Financing Costs                                 4,564       (21,063)
Other assets                                           (67,103)        4,564
   Net cash provided by operating activities            94,942        23,998

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                    (31,709)      (29,814)

Note payable - affiliates                               (1,212)       (1,645)
Distribution to special limited partner                (50,000)       10,000
         Net cash used by investing activities         (82,921)      (21,459)

NET INCREASE (DECREASE) IN CASH AND CASH                12,021         2,539
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          19,115        23,824

CASH AND CASH EQUIVALENTS, END OF PERIOD               $31,136       $26,363


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








Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At June 30, 2004 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 95.1% during the second quarter of 2004 as compared to 91.9% for the second quarter of 2003.

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

Revenue from property operations increased $35,444, or 8.89%, for the second quarter of 2004, as compared to the second quarter of 2003. Rental income increased $32,324 or 8.65% due to higher occupancies. Other property income increased $3,120 or 12.51% mainly due to increased fee collections. The following table illustrates the components:


                               Increase      Percent
                              (Decrease)     Change

Rental income                   32,324        8.65%
Other property                   3,120       12.51%
Net Increase (Decrease)         35,444        8.89%


Property operating expenses: decreased by $2,908 or 0.63% for the second quarter of 2004 compared to the second quarter of 2003 due primarily to decreased utilities. Utilities decreased $12,340 or 30.97% due to lower gas consumption. Contract services increased $10,309 or 46.42% due to increased cable television costs. Maintenance & repairs decreased $10,049 or 12.77% due to decreased exterior building maintenance. The following table illustrates the components:


                                        Increase     Percent
                                       (Decrease)    Change

Salaries & wages                         2,438        3.43%
Maintenance & repairs                  (10,049)      12.77%
Utilities                              (12,340)      30.97%
General administrative                  (1,531)       9.35%
Contract services                       10,309       46.42%
Insurance                               (1,686)       5.69%
Interest                                  (821)       1.32%
Depreciation and amortization            9,000       10.55%
Property management fees                 1,772        8.89%
Net Increase (Decrease)                 (2,908)       0.63%





SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

Revenue from property operations increased $1,010, or 0.25%, for the second quarter of 2003, as compared to the second quarter of 2002 Other property income decreased $639 or 2.50% mainly due to decreased fee collections. The following table illustrates the components:
                          Increase    Percent
                         (Decrease)   Change

Rental income              1,649       0.44%
Other property              (639)      2.50%
Net Increase (Decrease)    1,010       0.25%
(Decrease)



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

                                         Increase       Percent
                                        (Decrease)      Change

Salaries & wages                           5,484         8.35%
Maintenance & repairs                     (9,303)       10.57%
Utilities                                  6,092        18.05%
Real estate taxes                          1,749         4.89%
General administrative                    (1,983)       10.81%
Contract services                         (2,452)        9.94%
Insurance                                 (2,484)        7.73%
Interest                                    (272)        0.43%
Property management fees                      51         0.26%
Net Increase (Decrease)                   (3,118)        0.67%

LIQUIDITY AND CAPITAL RESOURCES

      On July 31, 1986 the Partnership purchased the Las Brisas Apartments. The purchase provided for the sellers to receive cash at closing and notes totaling $660,000. On September 30, 1987 the principal balance due totaled $210,000. In order to obtain the necessary proceeds to finally retire these notes the General Partners offered 254 Units of the Partnership to two investors at the price of $200,660. No commissions were taken nor did the General Partner receive any fees in connection with these interests. The Partnership then obtained short term financing from Resource Savings Association totaling $260,000, bearing interest at the rate of 2% over prime and payable quarterly together with principal payments of $15,000 each. Security for the loan was provided by a $100,000 certificate of deposit and the personal guaranties of the Partnership's General Partners. The Resource Savings Association loan matured December 31,1983. In September 1991 Mr. Werra paid $40,750 in satisfaction of his personal guaranty of the Partnership loan.

      The Partnership defaulted in its debt obligations in August 1988. The Partnership was forced to seek protection under Chapter 11 of the United States Bankruptcy Code in December, 1988 when negotiations with Aetna Life Insurance Company, ("Aetna") the holder of the two underlying first mortgage notes and Las Brisas Apartments, Ltd. and Abilene Associates, Ltd., the holders of respective wrap mortgage notes ("Wrap Note Holders") failed to provide any relief.

      The Partnership emerged from bankruptcy on May 15, 1990, having negotiated a modification of its debt with its major creditors. In June 1989 an affiliate of the individual General Partner provided $401,910.77 to bring the Aetna notes current. At the same time the Wrap Note Holders agreed to reduced the payments due on their respective wrap notes in order to mirror the payments made on the underlying Aetna notes. The term of each wrap note will be extended from July 31, 1995 to July 1, 2002 and July 1, 2007 respectively. The $401,910.77 note is collateralized by junior mortgage on the property. In addition, the affiliate has the option to purchase the wrap notes for $85,000 at any time prior to the respective maturity dates of the wrap notes.

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

     As of June 30, 2004, the Partnership had $31,136 in cash and cash equivalents as compared to $19,115 as of December 31, 2003.
The net increase in cash of $12,021was cash flow from operations.

     The property is encumbered by a non-recourse mortgage with a principal balance of $3,967,836 as of June 30, 2004. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,169,117.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at June 30, 2004 is approximately $2,210,000 of which $878,000 is the remaining distribution preference and $1,332,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2004, 2003, and 2002, distributions of $50,000, $110,000, and $523,560, respectively, were made to the special limited partners in accordance with this agreement.


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

Item 5.             Other Information.
                    None

Item 6.             Exhibits and Reports on Form 8-K.

(A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation                     Document Description

     3                             Certificate of Limited Partnership,
                                   Incorporated by reference to
                                   Registration Statement No. 33-
                                   00152 Effective November 26, 1985.

     4                             Certificate of Limited Partnership,
                                   Incorporated by reference to
                                   Registration Statement No. 33-
                                   00152 Effective November 26, 1985

     9                             Not Applicable.
     10                            None.
     11                            Not Applicable.
     12                            Not Applicable.
     13                            Not Applicable.
     18                            Not Applicable.
     19                            Not Applicable.
     22                            Not Applicable.
     23                            Not Applicable.
     24                            Not Applicable.
     25                            Power of Attorney,
                                   Incorporated by reference to
                                   Registration Statement No. 33-
                                   00152
                                   Effective November 26, 1985
     28                            None.
     31.1                          Certification Pursuant to
                                   Rules 13a-14 and 15d-14 Under
                                   the Securities Exchange Act of
                                   1934, as Adopted Pursuant to
                                   Section 302 of the Sarbanes-
                                   Oxley Act of 2002, filed
                                   herewith.

     32.1                          Certification Pursuant to 18
                                   U.S.C. Section 1350, as
                                   Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act
                                   of 2002, filed herewith.

(B)       Reports on form 8-K for quarter ended June 30, 2004.
     1.                            None


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






     Date:     July 29, 2004

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 29, 2004







                                             Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 29, 2004