Form 10-Q
period 2004-09-30
AMRECORP REALTY FUND III
filed 2004-11-02
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

  For Quarter Ended September 30, 2004 Commission file number 33-00152

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

Consolidated Balance Sheet as of September 30, 2004 and
December 31, 2003                                                  Page 3

Consolidated Statements of Operations for the Three
And Nine Months Ended September 30, 2004 and 2003                  Page 4

Consolidated Statements of Cash Flows for the Nine months
Ended September 30, 2004 and 2003                                  Page 5



Item 2.  Results of Operations and Management's Discussion and
Analysis of Financial Condition                                    Page 6

Liquidity and Capital Resources                                    Page 9

Other Information                                                  Page 12

Signatures                                                         Page 14


The statements, insofar as they relate to the period subsequent to December 31, 2003 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                                           September 30       December 31,
                                               2004              2003
                                            (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                        $1,000,000        $1,000,000
Buildings and improvements                   7,180,636         7,180,636

                                             8,180,636         8,180,636
 Less: Accumulated depreciation             (5,259,023)       (4,983,023)

                                             2,921,613         3,197,613

Cash including cash investments                 45,743            19,115
Escrow deposits                                113,396           149,208
Deferred Financing Costs                        65,035            71,881
Other assets                                    67,704            29,787

          TOTAL ASSETS                      $3,213,491        $3,467,604



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable                  $3,953,893        $3,999,545
Note Payable -  Affiliates                         483             1,338
Real estate taxes payable                      110,625           136,892
Security deposits                               57,333            57,788
Accounts payable &  accrued expenses           121,100           116,175
expenses

                                             4,243,434         4,311,738

Partners Capital (Deficit)
Limited Partners                            (2,035,379)       (1,940,528)
Special Limited Partner                      1,161,735         1,251,735
General Partner                               (156,299)         (155,341)

Total Partners Capital                      (1,029,943)         (844,134)
(Deficit)


Total Liability And Partners Equity         $3,213,491        $3,467,604


    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
REVENUES                              2004      2003        2004      2003

Rental income                      415,116  $390,549   $1,212,37  $1,155,141
Other property                      32,590    25,170      86,013      67,919
     Total revenues                447,706   415,719   1,298,387   1,223,060

EXPENSES

Salaries & wages                    88,185    76,577     243,199     223,831
Maintenance & repairs               62,485    65,502     187,438     215,665
Utilities                           47,912    39,790     117,642     128,258
Real estate taxes                   36,500    37,500     111,500     112,500
General administrative              14,942    16,691      42,516      46,164
Contract services                   26,641    29,867      82,186      75,804
Insurance                           29,186    29,630      77,618      89,891
Interest                            61,232    62,065     184,331     186,793
Depreciation and amortization       94,282    85,282     282,846     255,846
Property management fees            22,386    20,786      64,920      61,153
     Total expenses                483,751   463,690   1,394,196   1,395,905


NET INCOME (LOSS)                 ($36,045) ($47,971)   ($95,809)  ($172,845)


NET INCOME PER SHARE               $(15.13)  $(20.14)    $(40.22)    $(72.56)


    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited

                                                          Nine Months Ended
                                                            September 30,
                                                          2004         2003

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                      ($95,809)   ($172,845)
Adjustments to reconcile net income
(loss) to net cash
provided by operating activities:
Depreciation and amortization                           276,000      249,000
Net Effect of changes in operating accounts
Escrow deposits                                          35,812       24,147
Capital replacement reserve                                   0          284
Accrued real estate taxes                               (26,267)     (37,034)
Security deposits                                          (455)       3,260
Accounts payable                                          4,925       17,840
Deferred Financing Costs                                  6,846        8,567
Other assets                                            (37,917)       6,846

   Net cash provided by operating activities            163,135      100,065


CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                     (45,652)     (42,923)
Note payable - affiliates                                  (855)       2,122
Distribution to special limited partner                 (90,000)     (40,000)

     Net cash used by investing activities             (136,507)     (80,801)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     26,628       19,264

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           19,115       23,824

CASH AND CASH EQUIVALENTS, END OF PERIOD                $45,743      $43,088


    See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

            The  accompanying  unaudited  condensed  consolidated
     financial statements have been prepared by Amrecorp Realty Fund III (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At September 30, 2004 the Partnership owned Las Brisas
Apartments, a 376-unit apartment community located at 2010 South
Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately
312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 97.4% during the third quarter of 2004 as compared to 97.4% for the third quarter of 2003.

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

Revenue from property operations increased $31,987, or 7.69%, for the third quarter of 2004, as compared to the third quarter of 2003. Rental income increased $24,567 or 6.29% due to higher rental rates. Other property income increased $7,420 or 29.48% mainly due to increased fee collections. The following table illustrates the components:


                     Increase      Percent
                    (Decrease)     Change

Rental income         24,567        6.29%
Other property         7,420       29.48%
Net Increase          31,987        7.69%
(Decrease)


Property operating expenses: decreased by $20,061 or 4.33% for the third quarter of 2004 compared to the third quarter of 2003 due primarily to increased utilities. Utilities increased $8,122 or 20.41% due to higher electric rates. Salaries increased $11,608 or 15.16% due to higher maintenance labor. General & administrative costs decreased $1,749 or 10.48% due to decreased mailing costs. The following table illustrates the components:


                                    Increase      Percent
                                   (Decrease)     Change

Salaries & wages                     11,608       15.16%
Maintenance & repairs                (3,017)       4.61%
Utilities                             8,122       20.41%
Real estate taxes                    (1,000)       2.67%
General administrative               (1,749)      10.48%
Contract services                    (3,226)      10.80%
Insurance                              (444)       1.50%
Interest                               (833)       1.34%
Depreciation and amortization         9,000       10.55%
Property management fees              1,600        7.70%

Net Increase                         20,061        4.33%
(Decrease)

FIRST NINE MONTHS 2004 COMPARED TO FIRST NINE MONTHS 2003

Revenue from property operations increased $75,327, or 6.16%, for the first nine months of 2004, as compared to the same period of 2003. Rental income increased $57,233 or 4.95% due to higher rental rates. Other property income increased $18,094 or 26.64% mainly due to increased fee collections. The following table illustrates the components:


                             Increase      Percent
                            (Decrease)     Change

Rental income                 57,233        4.95%
Other property                18,094       26.64%
                              75,327        6.16%


Property operating expenses: decreased by $1,709 or 0.12% for the first nine months of 2004 compared to the same period of 2003 due primarily to decreased insurance. Insurance decreased $12,273 or 13.65% due to lower premiums for flood insurance. Maintenance and repairs decreased $28,227 or 13.09% due to fewer exterior building projects during 2004. Salaries increased $19,368 or 8.65% due to higher maintenance labor. The following table illustrates the components:


                                Increase      Percent
                               (Decrease)     Change

Salaries & wages                 19,368        8.65%
Maintenance & repairs           (28,227)      13.09%
Utilities                       (10,616)       8.28%
Real estate taxes                (1,000)       0.89%
General administrative           (3,648)       7.90%
Contract services                 6,382        8.42%
Insurance                       (12,273)      13.65%
Interest                         (2,462)       1.32%
Depreciation and amortization    27,000       10.55%
Property management fees          3,767        6.16%
Net Increase (Decrease)          (1,709)       0.12%


THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

Revenue from property operations decreased $2,282, or 0.55%, for the third quarter of 2003, as compared to the third quarter of 2002 Other property income decreased $954 or 3.65% mainly due to decreased fee collections. The following table illustrates the components:

                    Increase     Percent
                   (Decreasse)   Change

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
(Decrease)

FIRST NINE MONTHS 2003 COMPARED TO FIRST NINE MONTHS 2002

Revenue from property operations decreased $18,403, or 1.53%, for the first nine months of 2003, as compared to the same period of 2002 Other property income decreased $11,238 or 14.20% due to decreased fee collections. The following table illustrates the components:

                             Increase    Percent
                            (Decrease)   Change

Rental income                 29,641      2.63%
Other property               (11,238)    14.20%
                              18,403      1.53%



Property operating expenses: increased by $46,798 or 3.47% for the first nine months of 2003 compared to the same period of 2002 due primarily to increased utilities. Utilities increased $17,078 or 15.36% due to increased gas and electric costs. Maintenance and repairs increased $11,629 or 5.70% due to increased turnover costs. The following table illustrates the components:


                                           Increas      Percent
                                          (Decrease)    Change

Salaries & wages                            11,062       5.20%
Maintenance & repairs                       11,629       5.70%
Utilities                                   17,078      15.36%
Real estate taxes                            4,664       4.33%
General administrative                         222       0.48%
Contract services                            2,414       3.29%
Insurance                                    1,115       1.26%
Interest                                    (2,316)      1.22%
Property management fees                       930       1.54%
Net Increase (Decrease)                     46,798       3.47%

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

     As of September 30, 2004, the Partnership had $45,743 in cash and cash equivalents as compared to $19,115 as of December
31, 2003. The net increase in cash of $26,628 was cash flow from operations.

     The property is encumbered by a non-recourse mortgage with a principal balance of $3,953,893 as of September 30, 2004. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $3,169,117.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at September 30, 2004 is approximately $2,082,000 of which $903,000 is the remaining distribution preference and $1,179,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2004, 2003, and 2002, distributions of $90,000, $110,000, and
$523,560, respectively, were made to the special limited partners in accordance with this agreement.

Item 3 - Quantitative and Qualitative Disclosure about Market
Risk

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


Item 4 - Controls and Procedures

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Acting Principal Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange
Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.



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

     32.1                          Certification Pursuant to 18
                                   U.S.C. Section 1350, as
                                   Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act
                                   of 2002, filed herewith.

(B)       Reports on form 8-K for quarter ended September 30, 2004.
     1.                            None


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






     Date:     October 30, 2004

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  October 30, 2004























                           Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  October 30, 2004