Form 10-K
period 2004-12-31
AMRECORP REALTY FUND III
filed 2005-03-31
CIK 776813

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


PART I

Item 1. Business

     The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on November 21, 1985. On December 31, 2004, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and266 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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


                          Occupancy Rates

                              Percent



              2000    2001    2002    2003    2004
Las          95.0%   92.7%   93.9%   98.4%    97.6
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

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2004there were approximately 266limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 2004 2003 and 2002 the Special Limited Partner received distributions from the Partnership totaling $90,000, $110,000, and $523,560, respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS      INCOME    GAIN    LOSS      CASH DISTRIBUTED
1986           $0      $0    $186         $0
1987            0       0     286          0
1988            0       0     310          0
1989            0       0     278          0
1990            0       0     231          0
1991            0       0     142          0
1992            0       0       0          0
1993            0     153     162          0
1994           24       0       0          0
1995            0       0       5          0
1996           20       0       0          0
1997            0       0     (21)         0
1998            4       0       0          0
1999           72       0       0          0
2000           <1       0       0          0
2001           98       0       0          0
2002           57       0       0          0
2003           36       0       0          0
2004           33       0       0          0


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

                   Year Ended December 31,
       ( in thousands except unit and per unit amounts)

                                       2004    2003    2002    2001    2000

Limited Partner Units Outstanding -    2382    2382    2382    2382    2382
Basic

Statement of Operations
     Total Revenues                  $1,754  $1,672  $1,616  $1,615  $1,591



Net Income (Loss)                        23    (141)    (64)     86     (23)
Limited Partner Net Income (Loss)
  per Unit - Basis                       10  (58.41) (26.62)  35.68   (9.76)
Cash Distributions to Limited
  Partners per Unit - Basic               0       0       0       0       0


Balance Sheet:
      Real Estate, net                2,994   3,198   3,418   3,576   3,787
      Total Assets                    3,292   3,468   3,735   4,332   4,123
      Mortgages Payable               3,944   4,000   4,051   4,100   2,874
      Partner's Equity                 (910)   (844)   (594)     (6)    894



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

Results of Operations: 2004VERSUS 2003

Revenue from Property Operations increased $81,879or 4.9%. Rental income increased $69,138 or 4.39% as compared to 2003. Other income increased $12,741 or 12.89% due to higher fee income from residents. The following table illustrates the increases or (decreases):


                   Increase          Percent
                  (Decrease)

Rental income       69,138            4.39%
Fees & Other        12,741           12.89%
Net Increase        81,879            4.90%



Property operating expenses for 2004 decreased $82,335 or 4.54%. General & administrative decreased $81,002 or 37.50% primarily due to decreased insurance costs. Repair and maintenance expenses decreased from 2003 by $28,315 or 14.79% deferred maintenance projects from the prior year. Utilities decreased $32,183 or
12.35%  due  to  lower consumption.  Payroll increased  $42,228  or
14.02 due to additional personnel. Real estate taxes increased $4,612 or 3.37% primarily due to increased tax rates. Property management fees are paid to an affiliated entity and represents 5% of gross operating revenues (see Note 4 to Financial Statements and
Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                               Increase     Percent
                              (Decrease)

Utilities                      (32,183)    (12.35%)
General and administrative     (81,002)    (37.50%)
Repairs and maintenance        (28,315)    (14.79%)
Payroll                         42,228      14.02%
Property management fee          4,094       4.90%
Depreciation and amortization   11,540       3.16%
Interest                        (3,309)     (1.33%)
Real estate taxes                4,612       3.37%
Total operating expenses       (82,335)     (4.54%)


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

                                  Increase       Percent
                                 (Decrease)

Utilities                          59,269        29.45%
General and adminstrative          36,100        20.07%
Repairs and maintenance            27,102        16.50%
Payroll                            13,333         4.63%
Property management fee             2,797         3.46%
Depreciation and amortization      10,077         2.83%
Interest                           (3,611)       (1.43%)
Real estate taxes                 (12,642)       (8.45%)
Total operating expenses          132,425         7.88%


 Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 2004, the Partnership had $56,866 in cash and cash equivalents as compared to $19,115 as of December 31, 2003. The net increase in cash of $37,751 is principally due to cash flow from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,944,478 as of December 31, 2004. The mortgage payable bears interest at 6.18% and is payable in monthly installments of principal and interest until December 2011 when a lump-sum payment of approximately $3,447,000 is due. The required principal reductions for the five years ending December 31, 2009 are $58,568, $62,292, $66,253, $70,465 and $74,945 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $1,176,420 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2004, 2003, and 2002, the Special Limited Partner received distributions from the Partnership totaling $90,000, $110,000, and $523,560, respectively. For further information please see Note G to the audited financial statements.

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






                     AMRECORP REALTY FUND III
                       FINANCIAL STATEMENTS
                 AND INDEPENDENT AUDITORS' REPORTS

                    December 31, 2004 and 2003

                 INDEX TO FINANCIAL STATEMENTS



                                                                    Page

Report of Independent Registered Public Accounting Firm                1

Financial Statements

  Balance Sheets as of December 31, 2004 and 2003                      3

  Statements of Operations for the years ended December 31, 2004,
    2003 and 2002                                                      4

  Statements of Partners' Equity (Deficit) for the years ended
    December 31, 2004, 2003 and 2002                                   5

  Statements of Cash Flows for the years ended December 31, 2004,
    2003 and 2002                                                      6

  Notes to Financial Statements                                        7

  Schedule III - Real Estate and Accumulated Depreciation14



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








    Report of Independent Registered Public Accounting Firm


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheets of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the public company accounting oversight board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2004 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 17, 2005
Plano, Texas




                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                           December 31,


                             ASSETS
                                                   2004               2003

Investments in real estate at cost
      Land                                   $1,000,000         $1,000,000
      Buildings, improvements and
         furniture and fixtures               7,345,211          7,180,636

                                              8,345,211          8,180,636
     Accumulated depreciation                (5,351,122)        (4,983,023)

                                              2,994,089          3,197,613

Cash  and cash equivalents                       56,866             19,115
Escrow deposits                                 136,621            149,208
Deferred financing costs, net of accumulated     62,753             71,881
Other assets                                     41,560             29,787

TOTAL ASSETS                                  3,291,889          3,467,604




                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                              3,944,478          3,999,545
Accrued interest payable                         20,314             20,598
Accounts payable                                 38,080             95,577
Real estate taxes payable                       140,629            136,892
Due to affiliates                                 1,220              1,338
Security deposits                                57,644             57,788

TOTAL LIABILITIES                             4,205,365          4,311,738

PARTNERS' EQUITY                               (910,476)          (844,134)

TOTAL LIABILITIES AND PARTNERS' EQUITY       $3,291,889         $3,467,604




                    AMRECORP REALTY FUND III
                    STATEMENTS OF OPERATIONS
                 For the Years Ended December 31,

                                             2004         2003          2002

INCOME
 Rentals                               $1,642,672   $1,573,534    $1,513,085
 Other                                    111,588       98,847       103,387

 Total income                           1,754,260    1,672,381     1,616,472

OPERATING EXPENSES
 Depreciation and amortization            377,227      365,687       355,610
 Payroll                                  343,383      301,155       287,822
 Interest                                 245,346      248,655       252,266
 Utilities                                228,326      260,509       201,240
 General and administrative               135,004      216,006       179,906
 Repairs and maintenance                  163,075      191,390       164,288
 Real estate taxes                        141,504      136,892       149,534
 Property management fee to affiliate      87,713       83,619        80,822
 Administrative service fee to affiliate    9,024        9,024         9,024

 Total operating expenses               1,730,602    1,812,937     1,680,512

 NET  INCOME  (LOSS)                      $23,658    $(140,556)     $(64,040)

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP   UNIT   -   BASIC              $9.83      $(58.41)      $(26.62)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                        2,382        2,382         2,382




                     AMRECORP REALTY FUND III
             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 2004, 2003 and 2002


                                           Special
                               General     Limited       Limited
                               Partner     Partners      Partners      Total

 Balance, January 1, 2002     (136,991)     254,823      (123,810)    (5,978)

 Reclassification to correct
   allocation of  Distributions
   made to Special Limited
   Partners for distribution
   preference                  (15,684)   1,568,437    (1,552,753)      ---

 Distributions                    ---      (523,560)         ---    (523,560)

 Reallocation for payment
 of Special  Limited Partner
 distributions for
 distribution preference          (368)      36,817       (36,449)      ---

 Net loss                         (640)       ---         (63,400)   (64,040)

 Balance, December 31, 2002   (153,683)   1,336,517    (1,776,412)  (593,578)

 Distributions                    ---      (110,000)         ---    (110,000)

 Reallocation for payment
 of Special Limited Partner
 distributions for
 distribution preference          (252)      25,218       (24,966)      ---

 Net income                     (1,406)       ---        (139,150)  (140,556)

 Balance, December 31, 2003  $(155,341)  $1,251,735   $(1,940,528) $(844,134)

 Distributions                   ---        (90,000)         ---     (90,000)

 Reallocation for payment of
   Special
 Limited Partner distributions for
   distribution preference        (147)      14,685       (14,538)     ---

 Net income                        237        ---          23,421     23,658

 Balance, December 31, 2004  $(155,251)  $1,176,420   $(1,931,645) $(910,476)





                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
               For the Years Ended December 31,

                                           2004         2003        2002

CASH FLOWS FROM OPERATING ACTIVITIES
 Net  income  (loss)                    $23,658    $(140,556)   $(64,040)
 Adjustments to reconcile net
   income (loss) to net cash
   provided by operations:
 Depreciation and amortization          377,227      365,687     355,610
 Changes in assets and liabilities:
   Escrow deposits                       12,587       (1,219)   (147,989)
   Other assets                         (11,773)      33,554     (12,875)
   Accrued interest payable                (284)        (266)       (251)
   Security deposits                       (144)       2,243         527
   Accounts payable                     (57,497)      44,961      11,871
   Due to affiliates                       (118)       1,075    (122,608)
   Real estate taxes payable              3,737      (12,642)    149,297

 Net cash provided by operating
   activities                           347,393      292,837     169,542

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate            (164,575)    (136,055)   (188,465)
 Capital replacement reserve               ---           284      55,340

 Net  cash  used for investing
   activities                          (164,575)    (135,771)   (133,125)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments  on  mortgages and notes
   payable                              (55,067)     (51,775)    (48,680)
 Proceeds from refinancing                 ---          ---         ---
 Deferred financing costs                  ---          ---         ---
 Liquidity reserve                         ---          ---         ---
 Distributions                          (90,000)    (110,000)   (523,560)

 Net cash provided by
   (used for) financing activities     (145,067)    (161,775)   (572,240)

 Net increase (decrease) in cash
   and cash  equivalents                 37,751       (4,709)   (535,823)

 Cash and cash equivalents at
   beginning of period                   19,115       23,824     559,647

 Cash  and  cash  equivalents at
   end of period                        $56,866      $19,115     $23,824

 Supplemental disclosure of cash
   flow information:
  Cash  paid during the year for
    interest                           $245,630     $248,921    $252,017
   Noncash financing activity :
      Refinancing of mortgage
      payable                          $   ---     $    ---      $  ---




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003


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

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 2004, 2003 and 2002. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

     Allocation of Net Income (Loss) and Cash

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. The total distribution preference due to the special limited partners is approximately $920,000 as of December 31, 2004. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2004, 2003 and 2002, distributions of $ 90,000, $110,000, and
     $523,560, respectively, were made to the special limited partners in accordance with this agreement.

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


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

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



                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

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




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation. Management does not believe significant credit risk exists at December 31, 2004.

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2004, 2003 and 2002, the Partnership's comprehensive income (loss) was equal to its net income (loss) and the Partnership does not have income meeting the definition of other comprehensive income.


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

NOTE B - MORTGAGE PAYABLE

     The mortgage payable of $3,944,478 at December 31, 2004 bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,994,090.

     At December 31, 2004, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows:

              2005                          58,568
              2006                          62,292
              2007                          66,253
              2008                          70,465
              2009                          74,945
              Thereafter                 3,611,955
                                        $3,944,478


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



                                         2004         2003        2002
     Property management fee          $70,170      $66,895     $64,659
     Partnership fee                   17,543       16,724      16,163

     Administrative  service fees paid to  an  affiliate  of the general  partner were $9,024, $9,024 and $9,024 for each  of
     the   years   ended  December  31,  2004,  2003  and   2002,
     respectively.

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2004, and 2003, totaled $1,220 and $1,338, respectively.


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2004, amortization expense for deferred financing costs over the next five years is as follows:

              2005                           9,128
              2006                           9,128
              2007                           9,128
              2008                           9,128
              2009                           9,128
              Thereafter                    17,113

                                           $62,753


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


NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2003 would have been as follows:



         Net income (loss) per accompanying
     financial statements                             $23,658

         Add - book basis depreciation using
     straight-line method                             368,099

         Add - other temporary timing difference
                                                       19,998

         Deduct - income tax basis depreciation
     expense using ACRS method
                                                      114,464

         Excess of revenues over expenses,
     accrual income tax basis                        $297,291


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




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003


NOTE G - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
                   (CONTINUED)

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, accounts payable and other liabilities.

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2004 and 2003.

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



AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004




                                  Initial Cost
                               Cost to Partnership

Description           Encumberances     Land      Buildings       Total Cost
                                                     And        Subsequent to
                                                 Improvements    Acquisition
Twenty-eight
two-story apartment
buildings of concrete
block construction
with brick veneer,
stucco and wood siding
exterior, and
composition roofs
located in Abilene,
Texas                      (b)       $1,000,000   $5,721,811      $1,623,400




                               Gross Amounts at Which
                               Carried at Close of Year


                                     Buildings
                                        And                    Accumulated
Description                 Land    Improvements     Total     Depreciation
                                                     (c)(d)        (c)
Twenty-eight
two-story apartment
buildings of concrete
block construction
with brick veneer,
stucco and wood siding
exterior, and
composition roofs
located in Abilene,
Texas                   $1,000,000   $7,345,211    $8,345,211   $5,351,122



                                                              Life on Which
                             Date of          Date            Depreciation
Description               Construction      Acquired           Is Computed

Twenty-eight
two-story apartment
buildings of concrete
block construction
with brick veneer,
stucco and wood siding
exterior, and
composition roofs
located in Abilene,        Complete at
Texas                     Date Acquired       7/31/86               (a)


See notes to Schedule III.








AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2004


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                        Investments in        Accumulated
                                          Real Estate         Depreciation

    Balance, January 1, 2002
                                           7,856,116           4,279,982

        Acquisitions                         188,465                ---
        Depreciation expense                    ---              346,482

    Balance, December 31, 2002            $8,044,581          $4,626,464

        Acquisitions                         136,055                ---
        Depreciation expense                    ---              356,559

    Balance, December 31, 2003             8,180,636           4,983,023

        Acquisitions                         164,575                ---
        Depreciation expense                    ---              368,099

    Balance, December 31, 2004             8,345,211           5,351,122


(d) Aggregate  cost  for  federal  income  tax  purposes is $6,800,466.




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

          For the Fiscal year ended December 31, 2004, 2003, and 2002, property management fees earned totaled $87,713, $83,619, and $80,822, respectively. An additional administration service fee was paid to the general partner of $9,024, $9,024, and 9,024 for the years ended December 31, 2004, 2003, and 2002, respectively.


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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2004 and 2003 by the Partnership principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees                2004               2003

     Audit Fees               $11,500             $8,500
     Audit related fees          ---                ---
     Tax fees                    ---                ---
     All other fees              ---                ---




                         PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 10-K

     (A)  1.   Financial Statements

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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2004.

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

     Dated: March 30, 2005.
                                        /s/ Robert J. Werra




                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of First Equity Properties, Inc., a Texas limited partnership (the "Partnership"), hereby certifies that (i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of the Partnership, at and for the periods indicated.

     Dated: March 30, 2005.

                                   /s/ Robert J. Werra