Form 10-K/A
period 2004-12-31
AMRECORP REALTY FUND III
filed 2005-04-28
CIK 776813

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



/s/ Farmer, Fuqua and Huff
January 17, 2005
Plano, Texas




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





NOTE H - QUARTERLY DATA (UNAUDITED)


     The table below reflects the Partnership's selected quarterly information for the years ended December 31, 2004 and 2003.




                                        Year ended December 31, 2004

                                   First     Second      Third     Fourth
                                  Quarter    Quarter    Quarter    Quarter


     Revenue                     $416,592   $434,089   $447,706   $455,873
     Operating Expenses           450,494    459,951    483,751    336,406
     Net income (loss)            (33,902)   (25,862)   (36,045)   119,467
     Income (loss) allocable to
      limited partnership unit    (33,902)   (25,862)   (36,045)   119,467
     Income (loss) per limited
      unit - basic and diluted     (14.23)    (10.86)    (15.13)     50.05




                                        Year ended December 31, 2003

                                   First     Second      Third     Fourth
                                  Quarter    Quarter    Quarter    Quarter


     Revenue                     $408,696   $398,645   $415,719   $449,321
     Operating Expenses           469,356    462,859    463,690    417,032
     Net loss                     (60,660)   (64,214)   (47,971)    32,289
     Income (loss) allocable to
      limited partnership unit    (60,660)   (64,214)   (47,971)    32,289
     income (loss) per limited
      unit - basic and diluted     (25.47)    (26.96)    (20.14)     14.16











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



                                        Amrecorp Realty Fund III


                                        ROBERT J. WERRA, GENERAL PARTNER



/s/ Robert J. Werra
    March 21, 2005







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