Form 10-Q
period 2005-03-31
AMRECORP REALTY FUND III
filed 2005-08-03
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2005 Commission file number 33-00152

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

    Consolidated Balance Sheet as of March 31, 2005 and
    December 31, 2004                                              Page 3

    Consolidated Statements of Operations for the Three
    Months Ended March 31, 2005 and 2004                           Page 4

    Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 2005 and 2004                           Page 5

Item 2.  Results of Operations and Management's Discussion and
Analysis of Financial Condition                                    Page 6

Liquidity and Capital Resources                                    Page 9

Other Information                                                  Page 10

Signatures                                                         Page 12


The statements, insofar as they relate to the period subsequent to December 31, 2004 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                                           March 31       December 31,
                                             2005            2004
                                          (Unaudited)
ASSETS
Real Estate assets, at cost
Land                                      $1,000,000       $1,000,000
Buildings and improvements                 7,345,211        7,345,211
                                           8,345,211        8,345,211
     Less: Accumulated depreciation       (5,441,122)      (5,351,122)
                                           2,904,089        2,994,089

Cash including cash investments               36,858           56,866
Escrow deposits                               43,433          136,621
Deferred Financing Costs                      60,471           62,753
Other assets                                  27,334           41,560
          TOTAL ASSETS                    $3,072,185       $3,291,889



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable                $3,925,355       $3,944,478
Payable - Affiliates                              93            1,220
Real estate taxes payable                     34,500          140,629
Security deposits                             63,735           57,644
Accounts payable & accrued expenses          109,552           58,394

                                           4,133,235        4,202,365
Partners Capital (Deficit)

Limited Partners                          (1,932,213)      (1,931,645)
Special Limited Partner                    1,026,420        1,176,420
General Partner                             (155,257)        (155,251)

Total Partners Capital (Deficit)          (1,061,050)        (910,476)


Total Liability And Partners Equiyt       $3,072,185       $3,291,889


    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                   Three Months Ended
                                        March 31,
REVENUES                            2005        2004

Rental income                     420,499   $391,224
Other property                     21,802     25,368
     Total revenues               442,301    416,592

EXPENSES
Salaries & wages                   73,220     81,434
Maintenance & repairs              45,153     56,317
Utilities                          42,762     42,227
Real estate taxes                  34,500     37,500
General administrative             14,728     12,739
Contract services                  28,134     23,029
Insurance                          29,186     20,481
Interest                           60,795     61,655
Depreciation and amortization      92,282     94,282
Property management fees           22,115     20,830
     Total expenses               442,875    450,494


NET INCOME (LOSS)                   ($574)  ($33,902)


NET INCOME PER SHARE               $(0.24)   $(14.09)

Partnership units outstanding       2,382      2,382


    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited
                                                       Three Months
                                                      Ended March 31,
                                                     2005        2004

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                   ($574)   ($33,902)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                      92,282      94,282
Net Effect of changes in operating accounts

Escrow deposits                                    93,188     124,025
Accrued real estate taxes                        (106,129)   (118,802)
Security deposits                                   6,091       1,031
Accounts payable                                   51,158      16,643
Other assets                                       14,226      20,330
   Net cash provided by operating activities      150,242     103,607

CASH FLOWS FROM INVESTING ACTIVITIES


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable               (19,123)    (17,980)
                                                        3)          0)
Note payable - affiliates                          (1,127)     (1,242)
Distribution to special limited partner          (150,000)          0
     Net cash used by financing activities       (170,250)    (19,222)

NET INCREASE (DECREASE) IN CASH AND CASH          (20,008)     84,385
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     56,866      19,115

CASH AND CASH EQUIVALENTS, END OF PERIOD          $36,858    $103,500


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

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At March 31, 2005 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 98.6% during the first quarter of 2005 as compared to 97.4% for the first quarter of 2004.

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

Revenue from property operations increased $25,709, or 6.17%, for the first quarter of 2005, as compared to the first quarter of 2004. Rental income increased $29,275 or 7.48% due to higher rental rates. Other property income decreased $3,566 or 14.06% mainly due to decreased fee collections. The following table illustrates the components:


                            Increase      Percent
                           (Decrease)     Change

Rental income                29,275        7.48%
Other property               (3,566)      14.06%
                             25,709        6.17%


Property operating expenses: decreased by $7,619 or 1.69% for the first quarter of 2005 compared to the first quarter of 2004 due primarily to increased maintenance and repairs. Maintenance and repairs decreased $11,164 or 19.82% due to roof repairs being preformed in 2004. Insurance increased $8,705 or 42.5% due to increased flood insurance. Contract services increased $5,105 or 22.17% due to higher cable rates and lawn care expenses. Salaries decreased $8,214 or 10.09% due to fewer maintenance
personnel.   The following table illustrates the components:


                               Increase      Percent
                              (Decrease)     Change

Salaries & wages                (8,214)      10.09%
Maintenance & repairs          (11,164)      19.82%
Utilities                          535        1.27%
Real estate taxes               (3,000)       8.00%
General administrative           1,989       15.61%
Contract services                5,105       22.17%
Insurance                        8,705       42.50%
Interest                          (860)       1.39%
Depreciation and amortization   (2,000)       2.12%
Property management fees         1,285        6.17%
Net Increase (Decrease)         (7,619)       1.69%


LIQUIDITY AND CAPITAL RESOURCES


     While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

     As  of  March 31, 2005, the Partnership had $36,858 in  cash and  cash  equivalents as compared to $56,866 as of December  31,
2004.  The  net  decrease in cash of $20,008 was cash  used   for
financing.

     The property is encumbered by a non-recourse mortgage with a principal balance of $3,925,355 as of March 31, 2005. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,994,090.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at March 31, 2005 is approximately $1,966,000 of which $931,000 is the remaining distribution preference and $1,035,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2005, 2004, and 2003, distributions of $150,000, $90,000, and $110,000, respectively, were made to the special limited partners in accordance with this agreement.

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

     32.1                          Certification Pursuant to 18
                                   U.S.C. Section 1350, as
                                   Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act
                                   of 2002, filed herewith.

(B)       Reports on form 8-K for quarter ended March 31, 2005.
     1.                            None


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






     Date:     May 5, 2005

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 5, 2005












                                             Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 5, 2005