Form 10-Q
period 2005-06-30
AMRECORP REALTY FUND III
filed 2005-08-05
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

 For Quarter Ended June 30, 2005 Commission file number 33-00152

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

                         Yes:  Y        No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                    Yes:        No:         N
Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                    Yes:        No:         N

               REGISTRANT IS A LIMITED PARTNERSHIP

                    TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

Consolidated Balance Sheet as of June 30, 2005 and
December 31, 2004                                                  Page 3

Consolidated Statements of Operations for the Three and Six
Months Ended June 30, 2005 and 2004                                Page 4

Consolidated Statements of Cash Flows for the Three and Six
Months Ended June 30, 2005 and 2004                                Page 5

Item 2.  Results of Operations and Management's Discussion and
Analysis of Financial Condition                                    Page 6

Item 3. Quantitative and Qualitative Disclosures about Market
Risk                                                               Page 8

Item 4.  Controls and Procedures                                   Page 8


Part II

Liquidity and Capital Resources                                    Page 8

Other Information                                                  Page 9

Signatures                                                         Page 11


The statements, insofar as they relate to the period subsequent to December 31, 2004 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                                        June 30        December 31,
                                          2005            2004
                                      (Unaudited)

ASSETS
Real Estate assets, at cost

Land                                  $1,000,000        $1,000,000

Buildings and improvements             7,345,211         7,345,211

                                       8,345,211         8,345,211

     Less: Accumulated depreciation   (5,531,122)       (5,351,122)

                                       2,814,089         2,994,089

Cash including cash investments           34,031            56,866
Escrow deposits                           83,161           136,621
Deferred Financing Costs                  58,189            62,753
Other assets                              93,519            41,560
          TOTAL ASSETS                $3,082,989        $3,291,889



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable            $3,910,753        $3,944,478
Payable - Affiliates                      (1,756)            1,220
Real estate taxes payable                 69,000           140,629
Security deposits                         62,821            57,644
Accounts payable & accrued expenses       88,911            58,394

                                       4,129,729         4,202,365

Partners Capital (Deficit)
Limited Partners                      (1,918,046)       (1,931,645)
Special Limited Partner                1,026,420         1,176,420
General Partner                         (155,114)         (155,251)

Total Partners Capital                (1,046,740)         (910,476)
(Deficit)


Total Liability And Partners Equity   $3,082,989        $3,291,889


    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations
                           (Unaudited)



                                    Three Months Ended    Six Months Ended
                                         March 31,            June 30,
REVENUES                              2005       2004      2005      2004

Rental income                      428,289    $406,034   $848,788  $797,258
Other property                      36,847      28,055     58,649    53,423
     Total revenues                465,136     434,089    907,437   850,681

EXPENSES
Salaries & wages                    74,392      73,580    147,612   155,014
Maintenance & repairs               58,698      68,636    103,851   124,953
Utilities                           41,481      27,503     84,243    69,730
Real estate taxes                   34,500      37,500     69,000    75,000
General administrative              13,666      14,835     28,394    27,574
Contract services                   29,946      32,516     58,080    55,545
Insurance                           22,032      27,951     51,218    48,432
Interest                            60,572      61,444    121,367   123,099
Depreciation and amortization       92,282      94,282    184,564   188,564
Property management fees            23,257      21,704     45,372    42,534
     Total expenses                450,826     459,951    893,701   910,445


NET INCOME (LOSS)                  $14,310    ($25,862)   $13,736  ($59,764)


NET INCOME PER SHARE                 $5.95     $(10.75)     $5.71   $(25.09)

    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited


                                                        Six Months Ended
                                                            June 30,
                                                        2005        2004

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                      $13,736   ($59,764)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                          184,564    188,564
Net Effect of changes in operating accounts
Escrow deposits                                         53,460     70,651
Accrued real estate taxes                              (71,629)   (62,767)
Security deposits                                        5,177      1,584
Accounts payable                                        30,517     23,777
Other assets                                           (51,959)   (67,103)

Net cash provided by operating activities              163,866     94,942

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing activities                   0          0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                    (33,725)   (31,709)
Note payable -- affiliates                              (2,976)    (1,212)
Distribution to special limited partner               (150,000)   (50,000)

     Net cash used by financing activities            (186,701)   (82,921)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (22,835)    12,021
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          56,866     19,115

CASH AND CASH EQUIVALENTS, END OF PERIOD               $34,031    $31,136



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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At June 30, 2005 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 98.7% during the second quarter of 2005 as compared to 95.1% for the second quarter of 2004.

SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004

Revenue from property operations increased $31,047, or 7.15%, for the second quarter of 2005, as compared to the second quarter of 2004. Rental income increased $22,255 or 5.48% due to higher occupancy. Other property income decreased $8,792 or 31.34% mainly due to increased fee collections. The following table illustrates the components:


                     Increase      Percent
                    (Decrease)     Change

Rental income         22,255        5.48%
Other property         8,792       31.34%
Net Increase          31,047        7.15%
(Decrease)

Property operating expenses: decreased by $9,125 or 1.98% for the second quarter of 2005 compared to the second quarter of 2004 due primarily to decreased maintenance and repairs. Maintenance and repairs decreased $9,938 or 14.48% due to roof repairs being preformed in 2004. Utilities increased $13,978 or 50.82% due to higher gas prices. Insurance decreased $5,919 or 21.18% due to decreased flood insurance. The following table illustrates the components:


                                 Increase      Percent
                                (Decrease)     Change

Salaries & wages                    812         1.10%
Maintenance & repairs            (9,938)       14.48%
Utilities                        13,978        50.82%
Real estate taxes                (3,000)        8.00%
General administrative           (1,169)        7.88%
Contract services                (2,570)        7.90%
Insurance                        (5,919)       21.18%
Interest                           (872)        1.42%
Depreciation and amortization    (2,000)        2.12%
Property management fees          1,553         7.16%
Net Increase                     (9,125)        1.98%
(Decrease)

FIRST SIX MONTHS 2005 COMPARED TO FIRST SIX MONTHS 2004

Revenue from property operations increased $56,756, or 6.67%, for the first six months of 2005, as compared to the first six months of 2004. Rental income increased $51,530 or 6.46% due to higher occupancy. Other property income increased $5,226 or 9.78%
mainly due to increased fee collections. The following table illustrates the components:


                            Increase      Percent
                           (Decrease)     Change

Rental income                51,530        6.46%
Other property                5,226        9.78%
                             56,756        6.67%

Property operating expenses: decreased by $16,744 or 1.84% for the first six months of 2005 compared to the first six months of 2004 due primarily to decreased maintenance and repairs. Maintenance and repairs decreased $21,102 or 16.89% due to roof repairs being preformed in 2004. Utilities increased $14,513 or 20.81% due to higher gas prices. The following table illustrates the components:


                                        Increase      Percent
                                       (Decrease)     Change

Salaries & wages                         (7,402)       4.78%
Maintenance & repairs                   (21,102)      16.89%
Utilities                                14,513       20.81%
Real estate taxes                        (6,000)       8.00%
General administrative                      820        2.97%
Contract services                         2,535        4.56%
Insurance                                 2,786        5.75%
Interest                                 (1,732)       1.41%
Depreciation and amortization            (4,000)       2.12%
Property management fees                  2,838        6.67%
Net Increase (Decrease)                 (16,744)       1.84%



LIQUIDITY AND CAPITAL RESOURCES

     While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

     As of June 30, 2005, the Partnership had $34,031 in cash and cash equivalents as compared to $56,866 as of December 31, 2004.
The net decrease in cash of $22,835 was cash use for financing.

     The property is encumbered by a non-recourse mortgage with a principal balance of $3,910,753 as of June 30, 2005. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,994,090.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at June 30, 2005 is approximately $1,985,000 of which $950,000 is the remaining distribution preference and $1,035,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2005, 2004, and 2003, distributions of $150,000, $90,000, and $110,000, respectively, were made to the special limited partners in accordance with this agreement.

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

     32.1                          Certification Pursuant to 18
                                   U.S.C. Section 1350, as
                                   Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act
                                   of 2002, filed herewith.

(B)       Reports on form 8-K for quarter ended June 30, 2005.
     1.                            None


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






     Date:     July 26, 2005

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 26, 2005
























                                             Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 26, 2005