Form 10-Q
period 2005-09-30
AMRECORP REALTY FUND III
filed 2005-11-14
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2005 Commission file number 33-00152

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

  Consolidated Balance Sheet as of September 30, 2005 and
  December 31, 2004                                              Page 3

  Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 2005 and 2004                       Page 4

  Consolidated Statements of Cash Flows for the Three and Nine
  Months Ended September 30, 2005 and 2004                       Page 5

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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                                          September 30,       December 31,
                                              2005               2004
                                          (Unaudited)

ASSETS

Real Estate assets, at cost

Land                                       $1,000,000         $1,000,000
Buildings and improvements                  7,345,211          7,345,211

                                            8,345,211          8,345,211

  Less: Accumulated depreciation           (5,621,122)        (5,351,122)

                                            2,724,089          2,994,089


Cash including cash                            26,871             56,866
investments
Escrow deposits                               119,122            136,621
Deferred Financing Costs                       55,908             62,753
Other assets                                   74,525             41,560
          TOTAL ASSETS                     $3,000,515         $3,291,889



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable                 $3,895,923         $3,944,478
Payable - Affiliates                            1,643              1,220
Real estate taxes payable                     105,250            140,629
Security deposits                              63,575             57,644
Accounts payable & accrued                     96,110             58,394
expenses

                                            4,162,501          4,202,365

Partners Capital (Deficit)

Limited Partners                           (1,923,240)        (1,931,645)
Special Limited Partner                       916,420          1,176,420
General Partner                              (155,166)          (155,251)

Total Partners Capital                     (1,161,986)          (910,476)
(Deficit)


Total Liability And Partners Equity        $3,000,515         $3,291,889


    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations
                           (Unaudited)


                                   Three Months Ended    Nine Months Ended
                                        June 30,           September 30,
REVENUES                             2005       2004      2005      2004

Rental income                     442,403   $415,116  $1,291,191  $1,212,374
Other property                     28,682     32,590      87,331      86,013
     Total revenues               471,085    447,706   1,378,522   1,298,387

EXPENSES

Salaries & wages                   85,006     88,185     232,618     243,199
Maintenance & repairs              75,193     62,485     179,044     187,438
Utilities                          39,233     47,912     123,476     117,642
Real estate taxes                  36,250     36,500     105,250     111,500
General administrative             14,162     14,942      42,556      42,516
Contract services                  31,292     26,641      89,372      82,186
Insurance                          18,994     29,186      70,212      77,618
Interest                           60,345     61,232     181,712     184,331
Depreciation and amortization      92,282     94,282     276,846     282,846
Property management fees           23,574     22,386      68,946      64,920
     Total expenses               476,331    483,751   1,370,032   1,394,196


NET INCOME (LOSS)                 ($5,246)  ($36,045)     $8,490    ($95,809)


NET INCOME PER SHARE               $(2.18)   $(14.98)      $3.53     $(39.82)



    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited
                                                          Nine Months
                                                             Ended
                                                         September 30,
                                                        2005       2004

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                     $8,490   ($95,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                        276,845    282,846

Net Effect of changes in operating accounts
Escrow deposits                                       17,499     35,812
Accrued real estate taxes                            (35,379)   (26,267)
Security deposits                                      5,931       (455)
Accounts payable                                      37,716      4,925
Other assets                                         (32,965)   (37,917)
   Net cash provided by operating activities         278,137    163,135

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing activities                 0          0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                  (48,555)   (45,652)

Note payable - affiliates                                423       (855)
Distribution to special limited partner             (260,000)   (90,000)

     Net cash used by financing activities          (308,132)  (136,507)

NET INCREASE (DECREASE) IN CASH AND CASH             (29,995)    26,628
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        56,866     19,115

CASH AND CASH EQUIVALENTS, END OF PERIOD             $26,871    $45,743



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






Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At September 30, 2005 the Partnership owned Las Brisas
Apartments, a 376-unit apartment community located at 2010 South
Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately
312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 97.6% during the third quarter of 2005 as compared to 97.0% for the third quarter of 2004.

THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004

Revenue from property operations increased $23,379, or 5.22%, for the third quarter of 2005, as compared to the third quarter of 2004. Rental income increased $27,287 or 6.57% due to higher occupancy. Other property income decreased $3,908 or 11.99% mainly due to decreased fee collections. The following table illustrates the components:


                     Increase      Percent
                    (Decrease)     Change

Rental income         27,287        6.57%
Other property        (3,908)      11.99%
Net Increase          23,379        5.22%
(Decrease)

Property operating expenses: decreased by $7,420 or 1.53% for the third quarter of 2005 compared to the third quarter of 2004 due primarily to decreased insurance costs. Insurance decreased $10,192 or 34.92% due to decreased flood insurance. Maintenance and repairs increased $12,708 or 20.34% due to roof and pool repairs. Utilities decreased $8,679 or 18.11% due to a decrease in electric consumption. Contract services increased $4,651 or 17.46% due to higher rubbish and cable television costs. The following table illustrates the components:


                             Increase      Percent
                            (Decrease)     Change

Salaries & wages              (3,179)       3.60%
Maintenance & repairs         12,708       20.34%
Utilities                     (8,679)      18.11%
Real estate taxes               (250)       0.68%
General administrative          (780)       5.22%
Contract services              4,651       17.46%
Insurance                    (10,192)      34.92%
Interest                        (887)       1.45%
Depreciation and amortization (2,000)       2.12%
Property management fees       1,188        5.31%
Net Increase                  (7,420)       1.53%
(Decrease)

FIRST NINE MONTHS 2005 COMPARED TO FIRST NINE MONTHS 2004

Revenue from property operations increased $80,135, or 6.17%, for the first nine months of 2005, as compared to the first nine months of 2004. Rental income increased $78,817 or 6.50% due to higher occupancy. Other property income increased $1,318 or 1.53% mainly due to increased fee collections. The following table illustrates the components:


                             Increase      Percent
                            (Decrease)     Change


Rental income                 78,817        6.50%
Other property                 1,318        1.53%
                              80,135        6.17%

Property operating expenses: decreased by $24,164 or 1.73% for the first nine months of 2005 compared to the first nine months of 2004 due primarily to decreased insurance costs. Insurance decreased $7,406 or 9.54% due to decreased flood insurance. Contract services increased $7,186 or 8.74% due to higher rubbish and cable television costs. Real estate taxes decreased $6,250 or 5.61% due to successful tax appeals. Utilities increased $5,834 or 4.96% due to higher gas prices. The following table illustrates the components:


                             Increase      Percent
                            (Decrease)     Change

Salaries & wages             (10,581)       4.35%
Maintenance & repairs         (8,394)       4.48%
Utilities                      5,834        4.96%
Real estate taxes             (6,250)       5.61%
General administrative            40        0.09%
Contract services              7,186        8.74%
Insurance                     (7,406)       9.54%
Interest                      (2,619)       1.42%
Depreciation and amortization (6,000)       2.12%
Property management fees       4,026        6.20%
Net Increase (Decrease)      (24,164)       1.73%



LIQUIDITY AND CAPITAL RESOURCES

     While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

     As of September 30, 2005, the Partnership had $26,871 in cash and cash equivalents as compared to $56,866 as of December
31, 2004. The net decrease in cash of $29,995 was cash used for financing.

     The property is encumbered by a non-recourse mortgage with a principal balance of $3,895,923 as of September 30, 2005. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,994,090.

     For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

      The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at September 30, 2005 is approximately $1,906,000 of which $975,000 is the remaining distribution preference and $931,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2005, 2004, and 2003, distributions of $260,000, $90,000, and
$110,000, respectively, were made to the special limited partners in accordance with this agreement.

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






     Date:     November 2, 2005

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  November 2, 2005
























                                             Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  November 2, 2005