Form 10-K
period 2005-12-31
AMRECORP REALTY FUND III
filed 2006-04-04
CIK 776813

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

            For the Fiscal year ended December 31, 2005

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

Item 1. Business

     The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on November 21, 1985. On December 31, 2005, the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 275 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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


At December 31, 2005, the Partnership owned Las Brisas Apartment, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately
19.11 acres of land.

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


                          Occupancy Rates

                              Percent



                 2001   2002   2003   2004   2005
Las Brisas       92.7%  93.9%  98.4%   97.6  97.9%


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

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2005 there were approximately 275 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 2005 2004 and 2003 the Special Limited Partner received distributions from the Partnership totaling $320,000, $90,000, and $110,000, respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS        INCOME     GAIN     LOSS      CASH
                                        DISTRIBUTED

1986            $0       $0     $186         $0
1987             0        0      286          0
1988             0        0      310          0
1989             0        0      278          0
1990             0        0      231          0
1991             0        0      142          0
1992             0        0        0          0
1993             0      153      162          0
1994            24        0        0          0
1995             0        0        5          0
1996            20        0        0          0
1997             0        0      (21)         0
1998             4        0        0          0
1999            72        0        0          0
2000            <1        0        0          0
2001            98        0        0          0
2002            57        0        0          0
2003            36        0        0          0
2004            33        0        0          0
2005           141        0        0          0


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

                   Year Ended December 31,
       ( in thousands except unit and per unit amounts)

                                            2005   2004   2003   2002   2001

Limited Partner Units Outstanding-Basic     2382   2382   2382   2382   2382
Basic

Statement of Operations
     Total Revenues                       $1,853 $1,754 $1,672 $1,616 $1,605



Net Income (Loss)                             71     23   (141)   (64)    86
Limited Partner Net Income (Loss)             30     10 (58.41)(26.62) 35.68
per Unit - Basic
Cash Distributions to Limited                  0      0      0      0      0
Partners per Unit - Basic


Balance Sheet:

              Real Estate, net             2,739  2,994  3,198  3,418  3,576
              Total Assets                 3,011  3,292  3,468  3,735  4,332
              Mortgages Payable            3,886  3,944  4,000  4,051  4,100
              Partner's Equity            (1,159)  (910)  (844)  (594)    (6)


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

Results of Operations: 2005 VERSUS 2004

Revenue from Property Operations increased $98,593 or 5.6%. Rental income increased $99,122 or 6.0% as compared to 2004. Other income decreased $529 or 0.5%. The following table illustrates the increases or (decreases):


                   Increase   Per Cent
                  (Decrease)

Rentals            $99,122      6.0%
Other                 (529)     0.5%
Net Increase       $98,593      5.6%



Property operating expenses for 2005 increased $54,671 or 3.7%. Utilities increased $30,581 or 13.4% due to higher gas prices. General & administrative increased $15,783 or 11.7% primarily due to increased insurance costs. Real estate taxes increased $16,145 or 11.4% primarily due to increased assessed valuations. Payroll decreased $8,690 or 2.5% due to fewer employees. Property management fees are paid to an affiliated entity and represents 5% of gross operating revenues (see Note C to Financial Statements and
Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                                           Increase     Per Cent
                                          (Decrease)

Utilities                                   $30,581       13.4%
General and administrative                   15,783       11.7%
Real estate taxes                            16,145       11.4%
Property  management fee to affiliate          4958        5.7%
Repairs and maintenance                        -189       -0.1%
Depreciation and amortization                 -3917       -1.0%
Payroll                                       -8690       -2.5%
Net Increase                    $54,671        3.7%

Results of Operations: 2004 VERSUS 2003

Revenue from Property Operations increased $81,882 or 4.9%. Rental income increased $69,138 or 4.39% as compared to 2003. Other income increased $12,744 or 12.9% due to higher fee income from residents. The following table illustrates the increases or (decreases):


                           Increase     Per Cent
                          (Decrease)


Rental income               69,138        4.39%
Fees & Other                12,744        12.9%
Net Increase                81,879        4.90%



Property operating expenses for 2004 decreased $79,026 or 5.05%. General & administrative decreased $81,002 or 37.50% primarily due to decreased insurance costs. Repair and maintenance expenses decreased from 2003 by $28,315 or 14.79% due to deferred maintenance projects from the prior year. Utilities decreased
$32,183  or  12.35%  due to lower consumption.   Payroll  increased
$42,228 or 14.02 due to additional personnel. Real estate taxes increased $4,612 or 3.37% primarily due to increased tax rates. Property management fees are paid to an affiliated entity and represents 5% of gross operating revenues (see Note C to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                                     Increase       Per Cent
                                    (Decrease)


Utilities                            (32,183)       (12.35%)
General and administrative           (81,002)       (37.50%)
Repairs and maintenance              (28,315)       (14.79%)
Payroll                               42,228         14.02%
Property management fee                4,094          4.90%
Depreciation and amortization         11,540          3.16%
Real estate taxes                      4,612          3.37%
Net Decrease              (79,026)        (5.05%)


 Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 2005, the Partnership had $23,891 in cash and cash equivalents as compared to $56,866 as of December 31, 2004. The net decrease in cash of $32,975 is principally due to payment to the special limited partner.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,885,910 as of December 31, 2005. The mortgage payable bears interest at 6.18% and is payable in monthly installments of principal and interest until December 2011 when a lump-sum payment of approximately $3,447,000 is due. The required principal reductions for the five years ending December 31, 2010 are $62,292, $66,253, $70,465, $74,945, and $79,710 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $915,875 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2005, 2004, and 2003, the Special Limited Partner received distributions from the Partnership totaling $320,000, $90,000, and $110,000, respectively. For further information please see Note H to the audited financial statements.

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










                     AMRECORP REALTY FUND III
                       FINANCIAL STATEMENTS
    AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                    December 31, 2005 and 2004









                 INDEX TO FINANCIAL STATEMENTS


                                                                    Page

Report of Independent Registered Public Accounting Firm               2

Financial Statements

  Balance Sheets as of December 31, 2005 and 2004                     3

  Statements of Operations for the years ended
    December 31, 2005, 2004 and 2003                                  4

  Statements of Partners' Equity (Deficit) for the years ended
    December 31, 2005, 2004 and 2003                                  5

  Statements of Cash Flows for the years ended
    December 31, 2005, 2004 and 2003                                  6

  Notes to Financial Statements                                       7

  Schedule III - Real Estate and Accumulated Depreciation            15



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheets of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 2005 and 2004, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the December 31, 2005 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2005 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 17, 2005
Plano, Texas









                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                           December 31,


                             ASSETS
                                                   2005           2004

Investments in real estate at cost
      Land                                   $1,000,000     $1,000,000
      Buildings, improvements and
        furniture and fixtures                7,454,441      7,345,211

                                              8,454,441      8,345,211

     Accumulated depreciation                (5,715,304)    (5,351,122)

                                              2,739,137      2,994,089

Cash  and cash equivalents                       23,891         56,866
Escrow deposits                                 157,525        136,621
Deferred financing costs, net of accumulated
   amortization of $37,652 and $28,524,
   respectively                                  53,626         62,753
Other assets
                                                 37,038         41,560

TOTAL ASSETS                                  3,011,217      3,291,889




                LIABILITIES AND PARTNERS' EQUITY


Mortgage payable                              3,885,910      3,944,478
Accrued interest payable                         20,012         20,314
Accounts payable                                 39,997         38,080
Real estate taxes payable                       157,649        140,629
Due to affiliates                                   620          1,220
Security deposits                                65,784         57,644

TOTAL LIABILITIES                             4,169,972      4,202,365

PARTNERS' EQUITY                             (1,158,755)      (910,476)

TOTAL LIABILITIES AND PARTNERS' EQUITY       $3,011,217     $3,291,889








                    AMRECORP REALTY FUND III
                    STATEMENTS OF OPERATIONS
                 For the Years Ended December 31,

                                             2005        2004        2003

PROPERTY REVENUE
 Rental                                $1,741,794  $1,642,672  $1,573,534
 Fees damages & misc                      111,000     111,529      98,785

 Total property revenues                1,852,794   1,754,201   1,672,319


OPERATING EXPENSES
 Depreciation and amortization            373,310     377,227     365,687
 Payroll                                  334,693     343,383     301,155
 Utilities                                258,907     228,326     260,509
 General and administrative               150,787     135,004     216,006
 Repairs and maintenance                  162,886     163,075     191,390
 Real estate taxes                        157,649     141,504     136,892
 Property management fee to affiliate      92,671      87,713
 83,619
 Administrative service fee to affiliate    9,024       9,024       9,024

 Total operating expenses               1,539,927   1,485,256   1,564,282

 OPERATING INCOME                         312,867     268,945     108,037

 OTHER INCOME AND (EXPENSE)
 Interest income                              681          59          62
 Interest expense                        (241,827)   (245,346)   (248,655)
 Total other income and (expense)        (241,146)   (245,287)   (248,593)

 NET INCOME (LOSS)                        $71,721     $23,658   $(140,556)

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP   UNIT   -   BASIC             $29.81       $9.83     $(58.41)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                        2,382       2,382       2,382




                     AMRECORP REALTY FUND III
             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 2005, 2004 and 2003


                                           Special
                               General     Limited      Limited
                               Partner     Partners     Partners

 Balance, January 1, 2003     (153,683)   1,336,517   (1,776,412)   (593,578)

 Distributions                     ---     (110,000)         ---    (110,000)

 Reclassification to correct
 allocation of Distributions
 made to Special Limited
 Partners for distribution
 preference                       (252)      25,218      (24,966)        ---

 Net income                     (1,406)         ---     (139,150)   (140,556)

 Balance, December 31, 2003   (155,341)   1,251,735   (1,940,528)   (844,134)

 Distributions                     ---      (90,000)         ---     (90,000)

 Reallocation for payment of
 Special Limited Partner
 distributions for distribution
 preference                       (147)      14,685      (14,538)        ---

 Net income                        237          ---       23,421      23,658

 Balance, December 31, 2004  $(155,251)  $1,176,420  $(1,931,645)  $(910,476)

 Distributions                     ---     (320,000)         ---    (320,000)

 Reallocation for payment of
 Special Limited Partner
 distributions for distribution
 preference                       (595)      59,455      (58,860)        ---

 Net income                        717          ---       71,004      71,721

 Balance, December 31, 2005  $(155,129)    $915,875  $(1,919,501)$(1,158,755)








                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
               For the Years Ended December 31,

                                               2005         2004        2003

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                          $71,721      $23,658   $(140,556)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operations:

 Depreciation and amortization              373,310      377,227     365,687
 Changes in assets and liabilities:
   Escrow deposits                          (20,904)      12,587      (1,219)
   Other assets                               4,522      (11,773)     33,554
   Accrued interest payable                    (302)        (284)       (266)
   Security deposits                          8,140         (144)      2,243
   Accounts payable                           1,916      (57,497)     44,961
   Due to affiliates                           (600)        (118)      1,075
   Real estate taxes payable                 17,020        3,737     (12,642)

 Net cash provided by operating
   activities                               454,823      347,393     292,837

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                (109,230)    (164,575)   (136,055)
 Capital replacement reserve                    ---          ---         284

 Net cash used for investing activities    (109,230)    (164,575)   (135,771)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable    (58,568)     (55,067)    (51,775)
 Proceeds from refinancing                      ---          ---         ---
 Deferred financing costs                       ---          ---         ---
 Liquidity reserve                              ---          ---         ---
 Distributions                             (320,000)     (90,000)   (110,000)

 Net cash used for financing activities    (378,568)    (145,067)   (161,775)

 Net increase (decrease) in cash and
   cash equivalents                         (32,975)      37,751      (4,709)

 Cash and cash equivalents at beginning
   of  period                                56,866       19,115      23,824

 Cash and cash equivalents at end of
   period                                   $23,891      $56,866     $19,115

 Supplemental disclosure of cash flow
   information:

    Cash  paid during the year for
      interest                             $242,129     $245,630    $248,921





                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


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

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 2005, 2004 and 2003. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

     Allocation of Net Income (Loss) and Cash

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. The total distribution preference due to the special limited partners is approximately $946,000 as of December 31, 2005. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2005,
     2004  and  2003,  distributions of $ 320,000,  $90,000,  and
     $110,000, respectively, were made to the special limited partners in accordance with this agreement.

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

     Net income from the sale of property is allocated first, to the extent there are cumulative net losses, 1% to the general partner and 99% to the limited partners; second, to the limited partners in an amount equal to their distribution preference as determined on the date of the partners' entry into the Partnership; and, thereafter, 15% to the general partner and 85% to the limited partners.
                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


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

     Recent Accounting Pronouncements

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("Statement No. 154"). Statement No. 154, which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on the financial position, results of operations or cash flows of the Partnership.

    In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("Issue 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. Issue 04-5 is not expected to have a material effect on the financial position, results of operations or cash flows of the Partnership.




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     Investments in Real Estate and Depreciation

     All real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 27.5 years. There was no charge to earnings during 2005 due to an impairment of real estate.







                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation. Management does not believe significant credit risk exists at December 31, 2005.

     At December 31, 2005 and 2004, included in cash and cash equivalents is $5,397 and $47,456, respectively, which is cash held in a pooled account of the property's management company, as a fiduciary, in a financial institution and could be at risk.

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








                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     when their receipt is deemed probable. Project management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Project.

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2005, 2004 and 2003, the Partnership's comprehensive income (loss) was equal to its net income (loss) and the Partnership does not have income meeting the definition of other comprehensive income.


NOTE B - MORTGAGE PAYABLE

     The mortgage payable of $3,885,910 at December 31, 2005 bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,739.137.

     At December 31, 2005, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows:

              2006                          62,292
              2007                          66,253
              2008                          70,465
              2009                          74,945
              2010                          79,710
              Thereafter                 3,532,245
                                        $3,885,910


NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is approximately 5% of the Partnership's gross receipts. Property management fees of $92,671, $87,713, and $83,619 were paid in 2005, 2004, and 2003, respectively.







                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

     Administrative  service fees paid to  an  affiliate  of  the general  partner were $9,024, $9,024 and $9,024 for each  of
     the   years   ended  December  31,  2005,  2004  and   2003,
     respectively.

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2005, and 2004, totaled $620 and $1,220, respectively.


NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2005, amortization expense for deferred financing costs over the next five years is as follows:

              2006                           9,128
              2007                           9,128
              2008                           9,128
              2009                           9,128
              2010                           9,128
              Thereafter                     7,986
                                           $53,626


NOTE E - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.







                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2005 would have been as follows:



     Net income (loss) per accompanying
       financial statements                              $71,721

     Add - book basis depreciation using
       straight-line method                              364,182



     Deduct - income tax basis depreciation
       expense using ACRS        method

     Other temporary timing differences                  (74,862)


                                                         (20,050)

     Excess of revenues over expenses,
       accrual income tax basis                          340,991



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

     The fair value of financial instruments that are short-term or re-priced frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, accounts payable and other liabilities.

     Management has reviewed the carrying value of its mortgage payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2005 and 2004.

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








                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE H - RECLASSIFICATION

     The Statement of Partners' Equity for the year ending December 31, 2003 includes a reclassification to correct an error in the original allocation of distributions made to the special limited partners. In prior years, distributions were allocated as return of special limited partners' contributions when, per the terms of the second amendment to the limited partnership agreement, distributions are to be allocated first to the preferred return, as defined in the amendment, then to the return of the contribution of the first special limited partner then in the same manner for the second and third special limited partners. The reclassification reallocates the capital accounts to their respective balances had the distribution been properly allocated when made. Total partners' equity is not affected by the reclassification.

NOTE I - QUARTERLY DATA (UNAUDITED)

     The table below reflects the partnership's selected quarterly information for the years ended December 31, 2005 and 2004.

                                           Year ended December 31, 2005
                                       First    Second     Third    Fourth
                                      Quarter   Quarter   Quarter   Quarter


Rents and other property revenue     $442,301  $464,723  $470,918  $474,852
Operating expenses                    382,080   390,254   415,986   351,607
Operating income                       60,221    74,469    54,932   123,245
Other income/(expense)                (60,795)  (60,159)  (60,178)  (60,014)
Net income/(loss)                        (574)   14,310    (5,246)   63,231
Net income/(loss)allocable
  to limited partnership unit           $(568)  $14,167   $(5,194)  $62,599
Net Income/(Loss) per limited unit - basic
  and diluted                           $(.24)    $5.95    $(2.18)   $26.28


                                           Year ended December 31, 2004
                                       First    Second     Third    Fourth
                                      Quarter   Quarter    Quarter  Quarter


Rents and other property revenue     $416,592  $434,089   $447,706 $455,814
Operating expenses                    388,838   398,507    422,519  275,391
Operating income                       27,753    35,582     25,187  180,423
Other income/(expense)                (61,655)  (61,444)   (61,232) (60,956)
Net income/(loss)                     (33,902)  (25,862)   (36,045) 119,467
Net income/(loss)allocable
to limited partnership unit          $(33,563) $(25,603)  $(35,685)$118,272
Nt Income/(Loss)per limited  unit  -
basic and diluted                     $(14.09)  $(10.75)   $(14.98)  $49.65







AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2005

                             Initial Cost
                            to Partnership


Description       Encumbrances      Land         Building        Total Cost
                                                   and          Subsequent to
                                               Improvements      Acquisition
Twenty-eight
two story
apartment
buildings of
concrete block
construction
with brick
veneer, stucco
and wood
siding exterior,
and composition
shingled roofs
located in
Abilene, Texas        (b)       $1,000,000      $5,721,811       $1,732,630






                         Gross Amounts at Which
                        Carried at Close of Year


Description                         Buildings
                                       and                       Accumulated
                     Land          Improvements      Total       Depreciation
                                                     (c)(d)           (c)

Twenty-eight
two-story
apartment
bulidings of
concrete block
construction
with brick
veneer, stucco
and wood
siding exterior,
and composition
shingled roofs
located in
Abilene, Texas     $1,000,000       $7,454,441     $8,454,441     $5,715,304





                                                                Life on Which
Description                  Date of             Date           Depreciation
                           Construction        Acquired         Is Computed


Twenty-eight
two-story
apartment
buildins of
concrete block
construction
with brick
veneer, stucco
and wood
siding exterior,
and composition
shingled roofs
located in                Complete at
Abilene, Texas            Date Acquired         7/31/86              (a)

See notes to Schedule III.






AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2005


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                        Investments in    Accumulated
                                         Real Estate      Depreciation

    Balance, January 1, 2003               8,044,581       4,626,464

        Acquisitions                         136,055             ---
        Depreciation expense                     ---         356,559

    Balance, December 31, 2003            $8,180,636      $4,983,023

        Acquisitions                         164,575             ---
        Depreciation expense                     ---         368,099

    Balance, December 31, 2004             8,345,211       5,351,122

        Acquisitions                         109,230             ---
        Depreciation expense                     ---         364,182

    Balance, December 31, 2005             8,454,441       5,715,304


(d) Aggregate cost for federal income tax purposes is $6,909,696.



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

      Robert J. Werra, 66, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of Partnership.

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

          For the Fiscal year ended December 31, 2005, 2004, and 2003, property management fees earned totaled $92,671, $87,713, and $83,619, respectively. An additional administration service fee was paid to the general partner of $9,024, $9,024, and 9,024 for the years ended December 31, 2005, 2004, and 2003, respectively.


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



Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2005 and 2004 by the Partnership principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees               2005           2004

     Audit Fees               $11,500        $11,500
     Audit related fees           ---            ---
     Tax fees                     ---            ---
     All other fees               ---            ---






                         PART IV

Item  15. Exhibits, Financial Statements, Schedules and Reports on Form 10-K

     (A)  1.   Financial Statements

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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2005.

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



     /s/  Robert J. Werra
     March 30, 2006





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

1    Honest and Ethical Conduct

     Senior Financial Officers will exhibit and promote honest and ethical conduct through the establishment and operation of policies and procedures that:

     . Encourage and reward professional integrity in all aspects of the financial organization, by eliminating inhibitions and barriers to responsible behavior, such as coercion, fear of reprisal, or alienation from the financial organization or the enterprise itself.

     . Promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

     .    Provide   a  mechanism  for  members  of  the   finance
          organization to inform senior Management of deviations in the practice from policies and procedures governing honest and ethical behavior.

     . Respect the confidentiality of information acquired in the course of work, except when authorized or otherwise legally obligated to disclose such information, and restrict the use of confidential information acquired in the course of work for personal advantage.

     .    Demonstrate  their personal support for  such  policies
          and    procedures   through   periodic    communication
          reinforcing these ethical standards throughout the finance organization.

2    Financial Records and Periodic Reports

          Senior Financial Officers will establish and manage the enterprise transaction and reporting systems and procedures to provide that:
     . Business transactions are properly authorized and accurately and timely recorded on the company's books and records in accordance with Generally Accepted Accounting Principles ("GAAP") and established company financial policy.

     . No false or artificial statements or entries for any purpose are made in the company's books and records, financial statements and related communications.

     .  The  retention  or proper disposal of  company  records
          shall   be  in  accordance  with  established   records
          retention policies and applicable legal and regulatory requirements.

     .   Periodic  financial  communications  and  reports  will
          include full, fair, accurate, timely and understandable disclosure.

3    Compliance with Applicable Laws, Rules and Regulations.

          Senior Financial Officers will establish and maintain mechanisms to:

     .   Educate  members of the finance organization about  any
          federal,   state  or  local  statute,   regulation   or
          administrative procedure that affects the operation of the finance organization and the enterprise generally.

     .    Monitor the compliance of the finance organization with
          any   applicable  federal,  state  or  local   statute,
          regulation or administrative rule.

     .    Identify,  report  and correct in a swift  and  certain
          manner,   any   detected  deviations  from   applicable
          federal, state or local statute or regulation.

4    Reporting of Non-Compliance

     Senior Financial Officers will promptly bring to the attention of the Audit Committee:

     . Material information that affects the disclosures made by the partnership in its public filings.

     . Information concerning significant deficiencies in the design or operation of internal controls that could adversely affect the partnership's ability to record, process, summarize and report financial data.

     Senior Financial Officers will promptly bring to the attention of the General Counsel and to the Audit Committee:

     . Fraud, whether or not material, that involves management or other employees who have a significant role in the company's financial reporting, disclosures or internal controls.

     . Information concerning a violation of this Code or the Partnership's Code of Business and Ethics Conduct,
          including any actual or apparent conflicts of interest between personal and professional relationships, involving management or other employees who have a significant role in the company's financial reporting, disclosures or internal controls.

     .    Evidence of a material violation by the partnership or  its
          employees   or   agents  of  applicable  laws,   rules   or
          regulations.

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

     Dated: March 30, 2006.
                                        /s/ Robert J. Werra


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

     Dated: March 30, 2006.

                                   /s/ Robert J. Werra