Form 10-Q
period 2006-03-31
AMRECORP REALTY FUND III
filed 2006-05-08
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2006 Commission file number 33-
00152

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

Consolidated Balance Sheet as of March 31, 2006 and
December 31, 2005                                              Page 3

Consolidated Statements of Operations for the Three
Months Ended March 31, 2006 and 2005                           Page 4

Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2006 and 2005                           Page 5

Item 2.  Results of Operations and Management's Discussion and
         Analysis of Financial Condition                       Page 6

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk                                                  Page 7

Item 4.  Controls and Procedures                               Page 7


Part II

Other Information                                              Page 8

Signatures                                                     Page 10


The statements, insofar as they relate to the period subsequent to December 31, 2005 are Unaudited.




PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                                           March 31      December 31,
                                             2006           2005
                                          (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                      $1,000,000      $1,000,000
Buildings and improvements                 7,469,441       7,454,441
                                           8,469,441       8,454,441

     Less: Accumulated depreciation       (5,806,304)     (5,715,304)
                                           2,663,137       2,739,137

Cash including cash investments              162,058          23,891
Escrow deposits                               37,598         157,525
Deferred Financing Costs                      51,344          53,626
Other assets                                  11,244          37,038
          TOTAL ASSETS                    $2,925,381      $3,011,217



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage payable                          $3,870,695      $3,885,910
Payable - Affiliates                           2,194             620
Real estate taxes payable                     39,874         157,649
Security deposits                             65,785          65,784
Accounts payable & accrued expenses           58,055          60,009
expenses

                                           4,036,603       4,169,972

Partners Capital (Deficit)
Limited Partners                          (1,872,443)     (1,919,501)
Special Limited Partner                      915,875         915,875
General Partner                             (154,654)       (155,129)

Total Partners Capital                    (1,111,222)     (1,158,755)
(Deficit)


Total Liability And Partners Equity       $2,925,381      $3,011,217


    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                               Three Months Ended
                                                    March 31,
REVENUES                                       2006          2005

Rental income                               439,541      $420,499
Other property                               39,400        21,802
     Total revenues                         478,941       442,301

EXPENSES
Salaries & wages                             80,006        73,220
Maintenance & repairs                        23,142        45,153
Utilities                                    49,163        42,762
Real estate taxes                            39,750        34,500
General administrative                       12,936        14,728
Contract services                            23,481        28,134
Insurance                                    25,794        29,186
Interest                                     59,907        60,795
Depreciation and amortization                93,282        92,282
Property management fees  n                  23,947        22,115
     Total expenses                         431,408       442,875


NET INCOME (LOSS)                           $47,533         ($574)

NET INCOME (LOSS)
PER LIMITED PARTNERSHIP UNIT                  19.76         (0.24)

Limited Partnership
units outstanding                             2,382         2,382



    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited
                                                       Three Months Ended
                                                            March 31,
                                                       2006          2005

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                   $47,533         ($574)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                        93,282        92,282
Net Effect of changes in operating accounts
Escrow deposits                                     119,927        93,188
Accrued real estate taxes                          (117,775)     (106,129)
Security deposits                                         1         6,091
Accounts payable                                     (1,954        51,158
Other assets                                         25,794        14,226
   Net cash provided by operating activities        166,808       150,242


CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                           (15,000)            0
    Net cash used for investing activities          (15,000)            0


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                 (15,215)      (19,123)
Note payable - affiliates                             1,574        (1,127)
Distribution to special limited partner                   0      (150,000)
    Net cash used for financing activities          (13,641)     (170,250)


NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         138,167       (20,008)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       23,891        56,866

CASH AND CASH EQUIVALENTS, END OF PERIOD           $162,058       $36,858



    See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared by Amrecorp Realty Fund III (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Partnership believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At March 31, 2006 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 97.4% during the first quarter of 2006 as compared to 98.6% for the first quarter of 2005.

FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

Revenue from property operations increased $36,640, or 8.28%, for the first quarter of 2006, as compared to the first quarter of 2005. Rental income increased $19,042 or 4.53% due to higher rental rates. Other property income increased $17,598 or 80.72% from increased fee collections. The following table illustrates the components:


                             Increase    Percent
                                         Change

Rental income                 19,042      4.53%
Other property                17,598     80.72%
                              36,640      8.28%

Property operating expenses: decreased by $11,467 or 2.59% for the first quarter of 2006 compared to the first quarter of 2005 due primarily to decreased maintenance and repairs. Maintenance and repairs decreased $22,011 or 48.75% due to prior years pool and roof repairs. Contract services increased $4,653 or 16.54% due to higher rubbish and cable television costs. Utilities increased $6,401 or 14.97% due to a increase in electric costs. Real estate taxes increased $5,250 or 15.22% due to higher assessed valuations. Insurance decreased $3,392 or 11.62% due to decreased flood insurance. The following table illustrates the components:


                                 Increase     Percent
                                (Decrease)    Change


Salaries & wages                  6,786        9.27%
Maintenance & repairs           (22,011)      48.75%
Utilities                         6,401       14.97%
Real estate taxes                 5,250       15.22%
General administrative           (1,792)      12.17%
Contract services                (4,653)      16.54%
Insurance                        (3,392)      11.62%
Interest                           (888)       1.46%
Depreciation and amortization     1,000        1.08%
Property management fees          1,832        8.28%
Net Increase (Decrease)         (11,467)       2.59%






LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of March 31, 2006, the Partnership had $162,058 in cash and cash equivalents as compared to $23,891 as of December 31, 2005.
The net increase in cash of $138,167 was cash flow from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,870,695 as of March 31, 2006. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,663,137.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at March 31, 2006 is approximately $1,884,000 of which $968,000 is the remaining distribution preference and $916,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2006, 2005, and 2004, distributions of $0, $320,000, and $90,000, respectively, were made to the special limited partners in accordance with this agreement.

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

Item 6.             Exhibits and Reports on Form 8-K.

(A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation                Document Description

     3                             Certificate of Limited Partnership,
                                   Incorporated by reference to
                                   Registration Statement No.
                                   33-00152 Effective November
                                   26, 1985.

     4                             Certificate of LimitedPartnership,
                                   Incorporated by reference to
                                   Registration Statement No.
                                   33-00152 Effective November
                                   26, 1985

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






     Date:     April 24, 2006

Exhibit 31.1

     CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER
   THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I Robert J. Werra, Acting Principal Executive Officer and Chief
Financial of Amrecorp Realty Fund III ("the Company"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the Partnership;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

  a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

  b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  c. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



     CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER
   THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - continued


  d. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and


5. I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

  a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize, and report financial data; and

  b.   any  fraud,  whether  or  not material,  that  involves
       management  or  other employees who have a  significant
       role   in  the  Partnership's  internal  control   over
       financial reporting.




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  April 24, 2006








                                             Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  April 24, 2006