Form 10-Q
period 2006-06-30
AMRECORP REALTY FUND III
filed 2006-08-03
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 2006 Commission file number 33-
00152

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

Consolidated Balance Sheet as of June 30, 2006 and
December 31, 2005                                                Page 3

Consolidated Statements of Operations for the Three and Six
Months Ended June 30, 2006 and 2005                              Page 4

Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2006 and 2005                              Page 5

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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                                            June 30        December 31,
                                              2006             2005
                                          (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                      $1,000,000       $1,000,000
Buildings and improvements                 7,479,441        7,454,441
                                           8,479,441        8,454,441
     Less: Accumulated depreciation       (5,897,304)      (5,715,304)
                                           2,582,137        2,739,137

Cash including cash investments              128,075           23,891
Escrow deposits                               78,470          157,525
Deferred Financing Costs                      49,062           53,626
Other assets                                 112,027           37,038
          TOTAL ASSETS                    $2,949,771       $3,011,217



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage payable                          $3,855,244       $3,885,910
Payable to affiliates                          1,604              620
Real estate taxes payable                     79,624          157,649
Security deposits                             66,138           65,784
Accounts payable & accrued expenses           52,735           60,009

                                           4,055,345        4,169,972
Partners Capital (Deficit)
Limited Partners                          (1,866,851)      (1,919,501)
Special Limited Partner                      915,875          915,875
General Partner                             (154,598)        (155,129)

Total Partners' Capital                   (1,105,574)      (1,158,755)
(Deficit)


Total Liabilities And Partners' Equity    $2,949,771       $3,011,217



    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations
                           (Unaudited)



                                  Three Months Ended   Six Months Ended
                                       June 30,               June 30,
REVENUES                            2006      2005      2006       2005

Rental income                    451,981  $428,289   $891,522   $848,788
Other property                    34,407    36,847     73,807     58,649
       Total revenues            486,388   465,136    965,329    907,437

EXPENSES
Salaries & wages                  99,527    74,392    179,533    147,612
Maintenance & repairs             44,491    58,698     67,633    103,851
Utilities                         39,002    41,481     88,165     84,243
Real estate taxes                 39,750    34,500     79,500     69,000
General and administrative        22,996    13,666     35,932     28,394
Contract services                 33,338    29,946     56,819     58,080
Insurance                         24,312    22,032     50,106     51,218
Interest                          59,723    60,572    119,630    121,367
Depreciation and amortization     93,282    92,282    186,564    184,564
Property management fees          24,319    23,257     48,266     45,372
       Total expenses            480,740   450,826    912,148    893,701


NET INCOME                        $5,648   $14,310    $53,181    $13,736

NET INCOME PER LIMITITED
PARTNERSHIP UNIT BASIC             $2.35     $5.95     $22.10      $5.71
LIMITED PARTNERSHIP UNITS          2,382     2,382      2,382      2,382
OUTSTANDING BASIC
    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited
                                                          Six Months Ended
                                                              June 30,
                                                          2006        2005

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                      $53,181     $13,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                          186,564     184,564
Net Effect of changes in operating accounts
Escrow deposits                                         79,055      53,460
Accrued real estate taxes                              (78,025)    (71,629)
Security deposits                                          354       5,177
Accounts payable                                        (7,274)     30,517
Payable to affiliates                                      984      (2,976)
Other assets                                           (74,989)    (51,959)
   Net cash provided by operating activities           159,850     160,890

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                              (25,000)          0

     Net cash used by investing activities             (25,000)          0


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                    (30,666)    (33,725)
Distribution to special limited partner                      0    (150,000)
     Net cash used by financing activities             (30,666)   (183,725)


NET INCREASE (DECREASE) IN CASH AND CASH               104,184     (22,835)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          23,891      56,866

CASH AND CASH EQUIVALENTS, END OF PERIOD              $128,075     $34,031

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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At June 30, 2006 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 95.8% during the second quarter of 2006 as compared to 98.7% for the second quarter of 2005.

SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005

Revenue from property operations increased $21,252, or 4.57%, for the second quarter of 2006, as compared to the second quarter of 2005. Rental income increased $23,692 or 5.53% due to higher rental rates. Other property income decreased $2,440 or 6.622% from decreased fee collections. The following table illustrates the components:

                      Increase      Percent
                     (Decrease)     Change

Rental income          23,692        5.53%
Other property        (2,440)        6.62%
Net Increase           21,252        4.57%
(Decrease)


Property operating expenses: increased by $29,914 or 6.64% for the second quarter of 2006 compared to the second quarter of 2005 due primarily to increased salary and wages. Salaries and wages increased $25,135 or 33.79% due to additional maintenance personnel. Maintenance and repairs decreased $14,207 or 24.2% due to internal maintenance personnel. General and administrative increased $9,330 or 68.27% due to advertising and professional fees. Real estate taxes increased $5,250 or 15.22% due to higher assessed valuations. Insurance increased $2,280 or 10.35% due to increased flood insurance costs. The following table illustrates the components:


                                   Increase      Percent
                                  (Decrease)     Change

Salaries & wages                    25,135       33.79%
Maintenance & repairs              (14,207)      24.20%
Utilities                           (2,479)       5.98%
Real estate taxes                    5,250       15.22%
General & administrative             9,330       68.27%
Contract services                    3,392       11.33%
Insurance                            2,280       10.35%
Interest                              (849)       1.40%
Depreciation and amortization        1,000        1.08%
Property management fees             1,062        4.57%
Net Increase                        29,914        6.64%
(Decrease)


FIRST SIX MONTHS 2006 COMPARED TO FIRST SIX MONTHS 2005

Revenue from property operations increased $57,892, or 6.38%, for the first six months of 2006, as compared to the first six months of 2005. Rental income increased $42,734 or 5.03% due to higher rental rates. Other property income increased $15,158 or 25.85% mainly due to increased fee collections. The following table illustrates the components:


                             Increase     Percent
                            (Decrease)    Change

Rental income                 42,734       5.03%
Other property                15,158      25.85%
                              57,892       6.38%

Property operating expenses: increased by $18,447 or 2.06% for the first six months of 2006 compared to the first six months of 2005 due primarily to increased salaries. Salaries and wages increased $31,921 or 21.62% due to additional employees. Maintenance and repairs decreased $36,218 or 34.87% due to prior year exterior building maintenance. Real estate taxes increased $10,500 or 15.22% due to higher assessed valuations. General and administrative increased $7,538 or 26.55% due to increased information technology costs. The following table illustrates the components:


                                       Increase      Percent
                                      (Decrease)     Change

Salaries & wages                        31,921        21.62%
Maintenance & repairs                  (36,218)       34.87%
Utilities                                3,922         4.66%
Real estate taxes                       10,500        15.22%
General & administrative                 7,538        26.55%
Contract services                       (1,261)        2.17%
Insurance                               (1,112)        2.17%
Interest                                (1,737)        1.43%
Depreciation and amortization            2,000         1.08%
Property management fees                 2,894         6.38%
Net Increase (Decrease)                 18,447         2.06%

LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of June 30, 2006, the Partnership had $128,075 in cash and cash equivalents as compared to $23,891 as of December 31, 2005.
The net increase in cash of $104,184 was cash flow from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,855,244 as of June 30, 2006. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,582,137.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at June 30, 2006 is approximately $1,906,000 of which $990,000 is the remaining distribution preference and $916,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2006, 2005, and 2004, distributions of $0, $320,000, and $90,000, respectively, were made to the special limited partners in accordance with this agreement.

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






     Date:     July 24, 2006

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  July 24, 2006














                                             Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  July 24, 2006