Form 10-Q
period 2006-09-30
AMRECORP REALTY FUND III
filed 2006-11-06
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 2006 Commission file number 33-00152

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

Consolidated Balance Sheet as of September 30, 2006 and
December 31, 2005                                               Page 3

Consolidated Statements of Operations for the Three and Nine
Months Ended September 30, 2006 and 2005                        Page 4

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2006 and 2005                        Page 5

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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets


                                            September       December
                                               30              31,
                                              2006            2005
                                          (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                       $1,000,000      $1,000,000
Buildings and improvements                  7,498,441       7,454,441

                                            8,498,441       8,454,441

     Less: Accumulated depreciation        (5,988,304)     (5,715,304)

                                            2,510,137       2,739,137


Cash including cash investments                72,213          23,891
Escrow deposits                               119,342         157,525
Deferred Financing Costs                       46,780          53,626
Other assets                                   80,753          37,038
          TOTAL ASSETS                     $2,829,225      $3,011,217



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable                 $3,839,552      $3,885,910
Payable - Affiliates                                0             620
Real estate taxes payable                     129,414         157,649
Security deposits                              64,798          65,784
Accounts payable & accrued expenses            64,497          60,009
                                            4,098,261       4,169,972

Partners Capital (Deficit)
Limited Partners                          (1,830,678)      (1,919,501)
Special Limited Partner                      715,875          915,875
General Partner                             (154,233)        (155,129)

Total Partners Capital                    (1,269,036)      (1,158,755)
(Deficit)


Total Liabilities And Partners Equity     $2,829,225       $3,011,217


    See notes to Condensed Consolidated Financial Statements




                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Operations

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
REVENUES                       2006          2005        2006           2005

Rental income                  450,007   $442,403   $1,341,529    $1,291,191
Other property                  40,090     28,682      113,897        87,331
     Total revenues            490,097    471,085    1,455,426     1,378,522

EXPENSES
Salaries & wages                85,829     85,006      265,362       232,618
Maintenance & repairs           31,141     75,193       98,774       179,044
Utilities                       40,909     39,233      129,074       123,476
Real estate taxes               39,750     36,250      119,250       105,250
General & administrative        17,567     14,162       53,499        42,556
Contract services               31,657     31,292       88,476        89,372
Insurance                       31,273     18,994       81,379        70,212
Interest                        59,483     60,345      179,113       181,712
Depreciation and amortization   93,282     92,282      279,846       276,846
amortization
Property management fees        22,668     23,574       70,934        68,946
     Total expenses            453,559    476,331    1,365,707     1,370,032


NET INCOME (LOSS)              $36,538    ($5,246)     $89,719        $8,490



NET INCOME PER SHARE            $15.19     $(2.18)      $37.29         $3.53


Limited Partnership units
outstanding                      2,382      2,382        2,382         2,382


    See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited

                                                     Nine Months
                                                        Ended
                                                    September 30,
                                                   2006       2005

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 $89,719    $8,490
Adjustments to reconcile net income (loss) to
net cash
provided by operating activities:
Depreciation and amortization                     279,846   276,845
Net Effect of changes in operating accounts
Escrow deposits                                    38,183    17,499
Accrued real estate taxes                         (28,235)  (35,379)
Security deposits                                    (986)    5,931
Accounts payable                                    4,488    37,716
Payable to affiliates                                (620)        0
Other assets                                      (43,715)  (32,965)
   Net cash provided by operating activities      338,680   278,137


CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                         (44,000)        0
     Net cash used by investing activities        (44,000)        0


CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable Affiliates                                0       423
Repayment of mortgage notes payable               (46,358)  (48,555)
Distribution to special limited partner          (200,000) (260,000)

     Net cash used by financing activities       (246,358) (308,132)

NET INCREASE (DECREASE) IN CASH AND CASH           48,322   (29,995)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     23,891    56,866

CASH AND CASH EQUIVALENTS, END OF PERIOD          $72,213   $26,871

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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At September 30, 2006 the Partnership owned Las Brisas
Apartments, a 376-unit apartment community located at 2010 South
Clark Street, Abilene, Taylor County, Texas 79606. The
Partnership purchased a fee simple interest in Las Brisas
Apartments on July 30, 1986. The property contains approximately
312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 95.1% during the third quarter of 2006 as compared to 97.6% for the third quarter of 2005.

THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005

Revenue from property operations increased $19,012, or 4.04%, for the third quarter of 2006, as compared to the third quarter of 2005. Rental income increased $7,604 or 1.72% due to higher rental rates. Other property income increased $11,408 or 39.77% from increased fee collections. The following table illustrates the components:

                     Increase      Percent
                    (Decrease)     Change

Rental income         7,604         1.72%
Other property       11,408        39.77%
Net Increase         19,012         4.04%
(Decrease)


Property operating expenses: decreased by $22,772 or 4.78% for the third quarter of 2006 compared to the third quarter of 2005 due primarily to decreased maintenance and repairs. Maintenance and repairs decreased $44,052 or 58.59% due to internal maintenance personnel. Insurance increased $12,279 or 64.65% due to increased flood insurance costs. General and administrative increased $3,405 or 24.04% due to advertising and professional fees. Real estate taxes increased $3,500 or 9.66% due to higher assessed valuations. The following table illustrates the components:


                                 Increase      Per Cent
                                (Decrease)      Change

Salaries & wages                   823          0.97%
Maintenance & repairs          (44,052)        58.59%
Utilities                        1,676          4.27%
Real estate taxes                3,500          9.66%
General & administrative         3,405         24.04%
Contract services                  365          1.17%
Insurance                       12,279         64.65%
Interest                          (862)         1.43%
Depreciation and amortization    1,000          1.08%
Property management fees          (906)         3.84%

Net Increase                   (22,772)         4.78%
(Decrease)


FIRST NINE MONTHS 2006 COMPARED TO FIRST NINE MONTHS 2005

Revenue from property operations increased $76,904 or 5.58%, for the first nine months of 2006, as compared to the first nine months of 2005. Rental income increased $50,338 or 3.90% due to higher rental rates. Other property income increased $26,566 or 30.42% mainly due to increased fee collections. The following table illustrates the components:


                              Increase     Percent
                             (Decrease)    Change


Rental income                  50,338       3.90%
Other property                 26,566      30.42%
                               76,904       5.58%

Property operating expenses: decreased by $4,325 or 0.32% for the first nine months of 2006 compared to the first nine months of 2005 due primarily to decreased maintenance and repairs. Maintenance and repairs decreased $80,270 or 44.83% due to prior year exterior building maintenance. General and administrative increased $10,943 or 25.71% due to increased information technology costs. Insurance increased $11,167 or 15.90% due to higher annual premiums. Salaries and wages increased $32,744 or 14.08% due to additional employees. Real estate taxes increased $14,000 or 13.30% due to higher assessed valuations. The following table illustrates the components:


                                             Increase      Per Cent
                                            (Decrease)     Change


Salaries & wages                              32,744       14.08%
Maintenance & repairs                        (80,270)      44.83%
Utilities                                      5,598        4.53%
Real estate taxes                             14,000       13.30%
General & administrative                      10,943       25.71%
Contract services                               (896)       1.00%
Insurance                                     11,167       15.90%
Interest                                      (2,599)       1.43%
Depreciation and amortization                  3,000        1.08%
Property management fees                       1,988        2.88%
Net Increase (Decrease)                       (4,325)       0.32%

LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of September 30, 2006, the Partnership had $72,213 in cash and cash  equivalents as compared to $23,891 as of December 31, 2005.
The   net  increase  in  cash  of  $48,322  was  cash  flow  from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,839,552 as of September 30, 2006. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,510,137.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at September 30, 2006 is approximately 1,728,000 of which $812,000 is the remaining distribution preference and $916,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2006, 2005, and 2004, distributions of $200,000, $320,000, and
$90,000, respectively, were made to the special limited partners in accordance with this agreement.

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






     Date:     October 20, 2006

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  October 20, 2006
















                                             Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  October 20, 2006