Form 10-K
period 2006-12-31
AMRECORP REALTY FUND III
filed 2007-03-30
CIK 776813

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

            For the Fiscal year ended December 31, 2006

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

Item 1. Business

     The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on November 21, 1985. On December 31, 2006 the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 275 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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


At December 31, 2006 the Partnership owned Las Brisas Apartment, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately
19.11 acres of land.

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


                          Occupancy Rates

                              Percent



                  2002   2003   2004   2005   2006
Las               93.9%  98.4%  97.6%  97.9%  95.4%
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

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2006 there were approximately 275 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 2006 2005 and 2004 the Special Limited Partner received distributions from the Partnership totaling $300,000, $320,000, and $90,000, respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS INCOME GAIN   LOSS     CASH
                         DISTRIBUTED
1986    $0    $0   $186      $0
1987    0      0    286       0
1988    0      0    310       0
1989    0      0    278       0
1990    0      0    231       0
1991    0      0    142       0
1992    0      0     0        0
1993    0     153   162       0
1994    24     0     0        0
1995    0      0     5        0
1996    20     0     0        0
1997    0      0    (21)      0
1998    4      0     0        0
1999    72     0     0        0
2000    <1     0     0        0
2001    98     0     0        0
2002    57     0     0        0
2003    36     0     0        0
2005   143     0     0        0
2006   151


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

                   Year Ended December 31,
       ( in thousands except unit and per unit amounts)

                                    2006    2005   2004   2003   2002

Limited Partner Units Outstanding - 2382    2382   2382   2382   2382
Basic

Statement of Operations
     Total Revenues               $1,930  $1,853 $1,754 $1,672 $1,616


Net Income (Loss)                     80      71     23   (141)   (64)
Limited Partner Net Income (Loss)     33      30     10    (58)   (27)
per Unit - Basic
Cash Distributions to Limited          0       0      0      0      0
Partners per Unit - Basic


Balance Sheet:
                Real Estate, net   2,470   2,739  2,994  3,198  3,418
                Total Assets       2,746   3,011  3,292  3,468  3,735
                Mortgages Payable  3,823   3,886  3,944  4,000  4,051
                Partner's Equity  (1,378) (1,159)  (910)  (844)  (594)


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

Results of Operations: 2006 VERSUS 2005

Revenue from Property Operations increased $76,863 or 4.1%. Rental income increased $45,726 or 2.6% as compared to 2005. Other income increased $31,137 or 28.1%. The following table illustrates the increases or (decreases):


                  Increase   Per Cent
                 (Decrease)

Rentals           $45,726      2.6%
Other              31,137     28.1%
Net Increase      $76,863      4.1%




Property operating expenses for 2006 increased $74,215 or 4.8%. General and administrative increased $36,644 or 24.3% due to increased insurance costs. Payroll increased $41,966 or 12.5% due to increased maintenance employees and overtime costs. Utilities decreased $10,716 or 4.1% due to lower gas prices. Real estate taxes increased $9,658 or 6.1% primarily due to increased assessed valuations. Property management fees are paid to an affiliated entity and represent 5% of gross operating revenues (see Note C to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                               Increase      Per Cent
                              (Decrease)

Utilities                     $(10,716)        (4.1)%
General and Administrative      36,644          24.3%
Real estate taxes                9,658           6.1%
Property management fee to
  affiliate                      3,973           4.3%
Repairs and maintenance          1,361           0.8%
Depreciation and amortization   (8,671)        (2.3)%
Payroll                         41,966          12.5%
Net Increase                   $74,215           4.8%

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



Property operating expenses for 2005 increased $54,671 or 3.7%. Utilities increased $30,581 or 13.4% due to higher gas prices. General & administrative increased $15,783 or 11.7% primarily due to increased insurance costs. Real estate taxes increased $16,145 or 11.4% primarily due to increased assessed valuations. Payroll decreased $8,690 or 2.5% due to fewer employees. Property management fees are paid to an affiliated entity and represent 5% of gross operating revenues (see Note C to Financial Statements and
Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                              Increase  Per Cent
                             (Decrease)

Utilities                      $30,581    13.4%
General and administrative      15,783    11.7%
Real estate taxes               16,145    11.4%
Property management fee to
  affiliate                      4,958     5.7%
Repairs and maintenance           (189)  (0.1)%
Depreciation and amortization   (3,917)  (1.0)%
Payroll                         (8,690)  (2.5)%
Net Increase                   $54,671     3.7%

 Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of December 31, 2006, the Partnership had $28,866 in cash and cash equivalents as compared to $23,891 as of December 31, 2005. The net increase in cash of $4,975 is principally due to cash flow from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,823,618 as of December 31, 2006. The mortgage payable bears interest at 6.18% and is payable in monthly installments of principal and interest until December 2011 when a lump-sum payment of approximately $3,447,000 is due. The required principal reductions for the five years ending December 31, 2011 are $66,253, $70,465, $74,945, $79,710 and $84,779 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $915,875 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2006, 2005, and 2004, the Special Limited Partner received distributions from the Partnership totaling $300,000, $320,000, and $90,000, respectively. For further information please see Note H to the audited financial statements.

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

Item 8 Financial Statements and Supplemental Information










                     AMRECORP REALTY FUND III
                       FINANCIAL STATEMENTS
    AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                    December 31, 2006 and 2005

                 INDEX TO FINANCIAL STATEMENTS



                                                          Page

Report of Independent Registered Public Accounting Firm    2

Financial Statements

  Balance Sheets as of December 31, 2006 and 2005          3

  Statements of Operations for the years ended December
    31, 2006, 2005 and 2004                                4

  Statements of Partners' Equity (Deficit) for the years
    ended December 31, 2006, 2005 and 2004                 5

  Statements of Cash Flows for the years ended December
    31, 2006, 2005 and 2004                                6

  Notes to Financial Statements                            7

  Schedule III-Real Estate and Accumulated Depreciation   15



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.







    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheets of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 2006 and 2005, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2006 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Farmer Fuqua & Huff, P.C.

March 2, 2007
Plano, Texas
                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                           December 31,


                             ASSETS
                                                 2006         2005

Investments in real estate at cost
      Land                                 $1,000,000   $1,000,000
      Buildings, improvements and
        furniture and fixtures              7,541,187    7,454,441

                                            8,541,187    8,454,441
      Accumulated  depreciation            (6,070,815)  (5,715,304)

                                            2,470,372    2,739,137

Cash  and cash equivalents                     28,866       23,891
Escrow deposits                               160,214      157,525
Deferred financing costs, net of
  accumulated amortization of
  $46,779 and $37,652, respectively            44,498       53,626
Other assets                                   42,422       37,038

TOTAL ASSETS                                2,746,372    3,011,217


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                            3,823,618    3,885,910
Accrued interest payable                       19,692       20,012
Accounts payable                               39,019       39,997
Real estate taxes payable                     177,346      157,649
Due to affiliates                               1,602          620
Security deposits                              63,187       65,784

TOTAL LIABILITIES                           4,124,464    4,169,972

PARTNERS' EQUITY                           (1,378,092)  (1,158,755)

TOTAL LIABILITIES AND PARTNERS' EQUITY     $2,746,372   $3,011,217


                    AMRECORP REALTY FUND III
                    STATEMENTS OF OPERATIONS
                 For the Years Ended December 31,

                                         2006        2005        2004

PROPERTY REVENUE
 Rental                            $1,787,520  $1,741,794  $1,642,672
 Fees and other                       142,137     111,000     111,529

 Total property revenues            1,929,657   1,852,794   1,754,201

OPERATING EXPENSES
 Depreciation and amortization        364,639     373,310     377,227
 Payroll                              376,659     334,693     343,383
 Utilities                            248,191     258,907     228,326
 General and administrative           187,431     150,787     135,004
 Repairs and maintenance              164,247     162,886     163,075
 Real estate taxes                    167,307     157,649     141,504
 Property management fee to affiliate 96,644 92,671 87,713 Administrative service fee to
   affiliate                            9,024       9,024       9,024

 Total  operating  expenses         1,614,142   1,539,927   1,485,256

 OPERATING INCOME                     315,515     312,867     268,945

 FINANCIAL INCOME AND (EXPENSE)
 Interest income                        3,232         681          59
 Interest   expense                  (238,084)   (241,827)   (245,346)
 Total other income and (expense)    (234,852)   (241,146)   (245,287)

 NET INCOME                           $80,663     $71,721     $23,658

NET INCOME PER LIMITED
PARTNERSHIP  UNIT - BASIC              $33.52      $29.81       $9.83

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                    2,382       2,382       2,382



                  AMRECORP REALTY FUND III
             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 2006, 2005 and 2004


                                           Special
                               General     Limited      Limited
                               Partner     Partners     Partners     Total

 Balance, January 1, 2004    $(155,341)  $1,251,735  $(1,940,528)  $(844,134)

 Distributions                    ---       (90,000)        ---      (90,000)

 Reallocation for payment of
 Special Limited Partner
 distributions for distribution
 preference                       (147)      14,685      (14,538)       ---

 Net income                        237         ---        23,421      23,658

 Balance, December 31, 2004  $(155,251)  $1,176,420  $(1,931,645)  $(910,476)

 Distributions                    ---      (320,000)        ---     (320,000)

 Reallocation for payment of
 Special Limited Partner
 distributions for distribution
 preference                       (595)      59,455      (58,860)       ---

 Net income                        717         ---        71,004      71,721

 Balance, December 31, 2005  $(155,129)    $915,875  $(1,919,501)$(1,158,755)

 Distributions                    ---      (300,000)        ---     (300,000)

 Reallocation for payment of
 Special Limited Partner
 distributions for distribution
 preference                     (3,000)     300,000     (297,000)       ---

 Net income                        807        ---         79,856      80,663

 Balance, December 31, 2006  $(157,322)    $915,875  $(2,136,645)$(1,378,092)



                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
               For the Years Ended December 31,

                                           2006        2005        2004

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                             $80,663     $71,721     $23,658
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operations:
 Depreciation and amortization          364,639     373,310     377,227
 Changes in assets and liabilities:
   Escrow deposits                       (2,689)    (20,904)     12,587
   Other assets                          (5,384)      4,522     (11,773)
   Accrued interest payable                (321)       (302)       (284)
   Security deposits                     (2,596)      8,140        (144)
   Accounts payable                        (978)      1,916     (57,497)
   Due to affiliates                        982        (600)       (118)
   Real estate taxes payable             19,697      17,020       3,737

 Net cash provided by operating
   activities                           454,013     454,823     347,393

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments  in real estate            (86,746)   (109,230)   (164,575)

 Net cash used for investing activities (86,746)   (109,230)   (164,575)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments  on  mortgages and notes
   payable                              (62,292)    (58,568)    (55,067)
 Distributions                         (300,000)   (320,000)    (90,000)

 Net cash used for financing
   activities                          (362,292)   (378,568)   (145,067)

 Net increase (decrease) in
   cash and cash  equivalents             4,975     (32,975)     37,751

 Cash and cash equivalents at
   beginning of period                   23,891      56,866      19,115

 Cash and cash equivalents at
   end of period                        $28,866     $23,891     $56,866

 Supplemental disclosure of cash
   flow information:
 Cash  paid during the year for
   interest                            $238,405    $242,129    $245,630



                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005


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

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 2006, 2005 and 2004. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

     Allocation of Net Income (Loss) and Cash

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. The total distribution preference due to the special limited partners is approximately $736,000 as of December 31, 2006. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2006, 2005 and 2004, distributions of $ 300,000, $320,000, and
     $90,000, respectively, were made to the special limited partners in accordance with this agreement.

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





                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     Net operating cash flow and net proceeds of the partnership shall be distributed first to pay the accrued and unpaid preference on the unreturned capital contributions of the special  limited  partners and then to  the  return  of  the special limited partners' capital contributions until the entire sum has been returned, second to the limited partners to the extent of their capital contributions and distribution preference as determined on the date of the partners' entry into the Partnership, and thereafter, 15% to the general partner and 85% to the limited partners.

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




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

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

     Investments in Real Estate and Depreciation

     All real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 27.5 years. There was no charge to earnings during 2006 due to an impairment of real estate.

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

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

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation. Management does not believe significant credit risk exists at December 31, 2006.

     At December 31, 2006 and 2005, included in cash and cash equivalents is $21,681 and $5,397, respectively, which is cash held in a pooled account of the property's management company, as a fiduciary, in a financial institution and could be at risk.

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




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     when their receipt is deemed probable. Project management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Project.

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2006, 2005 and 2004, the Partnership's comprehensive income (loss) was equal to its net income (loss) and the Partnership does not have income meeting the definition of other comprehensive income.


NOTE B - MORTGAGE PAYABLE

     The mortgage payable of $3,823,618 at December 31, 2006 bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,470,372.

     At December 31, 2006, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows:

              2007                          66,253
              2008                          70,465
              2009                          74,945
              2010                          79,710
              2011                          84,779
              Thereafter                 3,447,466
                                        $3,823,618


NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is approximately 5% of the Partnership's gross receipts. Property management fees of $96,644, $92,671, and $87,713 were paid in 2006, 2005, and 2004, respectively.


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

     Administrative  service fees paid to  an  affiliate  of  the general  partner were $9,024, $9,024 and $9,024 for each  of
     the   years   ended  December  31,  2006,  2005  and   2004,
     respectively.

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2006, and 2005, totaled $1,602 and $620, respectively.


NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2006, amortization expense for deferred financing costs over the next five years is as follows:

              2007                           9,128
              2008                           9,128
              2009                           9,128
              2010                           9,128
              2011                           7,986
              Thereafter                       ---
                                           $44,498


NOTE E - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005


NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2006 would have been as follows:



         Net income (loss) per accompanying           $80,663
     financial statements

         Add - book basis depreciation using          355,511
     straight-line method

        Deduct - income tax basis depreciation
     expense using ACRS method                        (75,779)

         Excess of revenues over expenses,            360,395
     accrual income tax basis



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

     Management has reviewed the carrying value of its mortgage payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2006 and 2005.

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

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE H - QUARTERLY DATA (UNAUDITED)

     The table below reflects the partnership's selected quarterly information for the years ended December 31, 2006 and 2005.

                                 Year ended December 31, 2006
                              First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter

Rents and other property
 revenue                   $478,941  $486,388  $490,097  $474,231
Operating expenses          371,641   421,593   395,565   425,343
Operating income            107,300    64,795    94,532    48,888
Other income/(expense)      (59,767)  (59,147)  (57,994)  (57,944)
Net income/(loss)            47,533     5,648    36,538    (9,056)
Net income/(loss)allocable
to limited partnership unit $47,058    $5,592   $36,173   $(8,965)
Loss  per limited
  unit-basic and diluted     $19.76     $2.35    $15.19    $(3.78)


                                 Year ended December 31, 2005
                              First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter

Rents and other property
  revenue                  $442,301  $464,723  $470,918  $474,852
Operating expenses          382,080   390,254   415,986   351,607
Operating income             60,221    74,469    54,932   123,245
Other income/(expense)      (60,795)  (60,159)  (60,178)  (60,014)
Net income/(loss)              (574)   14,310    (5,246    63,231
Net income/(loss)allocable
  to limited partnership unit $(568)  $14,167   $(5,194) $ 62,599
Loss  per limited  unit-basic
  and diluted                 $(.24)    $5.95    $(2.18)  $ 26.28



AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2006


                                Initial Cost
                              to Partnership

Description     Encumbrances     Land      Building       Total Cost
                                             and        Subsequent to
                                         Improvements    Acquisitions
Twenty-eight
two story
apartment
buildings of
concrete
block
construction
with brick
veneer,
stucco and
wood siding
exterior, and
composition
shingled
roofs located
in Abilene,
Texas               (a)      $1,000,000     $5,721,811     $1,819,376


                             Gross Amounts at Which
                             Carried at Close of Year

Description         Land        Buildings        Total       Accumulated
                                  And                        Depreciation
                               Improvements                      (c)

Twenty-eight
two-story
apartment
buildings of
concrete
block
construction
with brick
veneer,
stucco and
wood siding
exterior, and
composition
shingled
roofs located
in Abilene,
Texas            $1,000,000      7,541,187     $8,541,187     $6,070,815


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





See notes to Schedule III.

AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2006


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                        Investments in     Accumulated
                                         Real Estate       Depreciation

    Balance, January 1, 2004             $8,180,636         $4,983,023

        Acquisitions                        164,575               ---
        Depreciation expense                   ---             368,099

    Balance, December 31, 2004           $8,345,211         $5,351,122

        Acquisitions                        109,230               ---
        Depreciation expense                   ---             364,182

    Balance, December 31, 2005           $8,454,441         $5,715,304

        Acquisitions                         86,746               ---
        Depreciation expense                   ---             355,511

    Balance, December 31, 2006            8,541,187          6,070,815


(d)  Aggregate   cost  for  federal  income  tax  purposes is $7,091,118.





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

      Robert J. Werra, 67, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of Partnership.

Item 11.  Management Renumeration and Transactions

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

          For the Fiscal year ended December 31, 2006, 2005, and 2004, property management fees earned totaled $96,644, $92,671, and $87,713, respectively. An additional administration service fee was paid to the general partner of $9,024, $9,024, and 9,024 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Title of      Name and Address         Amount and Nature        Percent
Class         of Beneficial Owner      of Beneficial           of Class
                                       Ownership

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2006 and 2005 by the Partnership principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees                2006           2005

     Audit Fees               $12,250        $11,500
     Audit related fees         ---             ---
     Tax fees                   ---             ---
     All other fees             ---             ---




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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2006.

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



     /s/  Robert J. Werra
     March 30, 2007


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

     Dated: March 30, 2007.
                                        /s/ Robert J. Werra


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

     Dated: March 30, 2007.

                                   /s/ Robert J. Werra