Form 10-Q
period 2007-03-31
AMRECORP REALTY FUND III
filed 2007-05-14
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2007 Commission file number 33-00152

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

Consolidated Balance Sheet as of March 31, 2007 and
December 31, 2006                                        Page 3

Consolidated Statements of Operations for the Three
Months Ended March 31, 2007 and 2006                     Page 4

Consolidated Statements of Cash Flows for the Three

Months Ended March 31, 2007 and 2006                     Page 5

Item 2.  Results of Operations and Management's
  Discussion and Analysis of Financial Condition         Page 6

Item 3.   Quantitative and Qualitative Disclosures
  about Market Risk                                      Page 8

Item 4.  Controls and Procedures                         Page 8


Part II

Liquidity and Capital Resources                          Page 8

Other Information                                        Page 9

Signatures                                               Page 11


The statements, insofar as they relate to the period subsequent to December 31, 2006 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND III
              Condensed Consolidated Balance Sheets

                              March 31,       December 31,
                                2007             2006
                             (Unaudited)

ASSETS
Real Estate assets, at cost
Land                         $1,000,000       $1,000,000
Buildings and improvements    7,558,397        7,541,187
                              8,558,397        8,541,187
     Less: Accumulated
      depreciation           (6,161,815       (6,070,815)
                              2,396,582        2,470,372

Cash including cash
 investments                     61,471           28,866
Escrow deposits                  27,248          160,214
Deferred Financing Costs         42,216           44,498
Other assets                     11,148           42,422
          TOTAL ASSETS       $2,538,665       $2,746,372


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable   $3,807,435       $3,823,618
Payable - Affiliates              2,562            1,602
Real estate taxes payable        39,750          177,346
Security deposits                62,850           63,187
Accounts payable & accrued       52,552           58,711
expenses

                              3,965,149        4,124,464
Partners Capital (Deficit)
Limited Partners             (2,105,353)      (2,136,645)
Special Limited Partner         835,875          915,875
General Partner                (157,006)        (157,322)

Total Partners Capital       (1,426,484)      (1,378,092)
(Deficit)


Total Liabilities And
Partners' Equity             $2,538,665       $2,746,372

    See notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III

           Condensed Consolidated Statement of Operations

                              Three Months Ended
                                   March 31,
REVENUES                      2007          2006

Rental income                 442,686  $439,541
Other property                 35,401    39,400
     Total revenues           478,087   478,941

EXPENSES
Salaries & wages               87,429    80,006
Maintenance & repairs          26,925    23,142
Utilities                      45,692    49,163
Real estate taxes              39,750    39,750
General & administrative       11,036    12,936
Contract services              28,195    23,481
Insurance                      31,274    25,794
Interest                       58,992    59,907
Depreciation and
 amortization                  93,282    93,282
Property management fees       23,904    23,947
     Total expenses           446,479   431,408


NET INCOME (LOSS)             $31,608   $47,533


NET INCOME LIMITED
PARTNERSHIP UNIT BASIC         $13.14    $19.76

Limited Partnership
units outstanding               2,382     2,382


   See Notes to Condensed Consolidated Financial Statements


                    AMRECORP REALTY FUND III
         Condensed Consolidated Statement of Cash Flows
                            Unaudited
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                  2007      2006

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                $31,608  $47,533
Adjustments to reconcile net income (loss) to
net cash
provided by operating activities:
Depreciation and amortization                     93,282   93,282
Net Effect of changes in operating accounts
Escrow deposits                                  132,966  119,927
Accrued real estate taxes                       (137,596)(117,775)
Security deposits                                   (337)       1
Accounts payable                                  (6,159)  (1,954)
Payable to affiliates                                960    1,574
Other assets                                      31,274   25,794
   Net cash provided by operating activities     145,998  168,382

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                        (17,210) (15,000)
     Net cash used by investing activities       (17,210) (15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable              (16,183) (15,215)
Distribution to special limited partner          (80,000)       0
     Net cash used by financing activities       (96,183) (15,215)

NET INCREASE (DECREASE) IN CASH AND CASH          32,605  138,167
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    28,866   23,891

CASH AND CASH EQUIVALENTS, END OF PERIOD         $61,471 $162,058

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

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At March 31, 2007 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 94.6% during the first quarter of 2007 as compared to 97.4% for the first quarter of 2006.

FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006

Revenue from property operations decreased $854, or 0.18%, for the first quarter of 2007, as compared to the first quarter of 2006. Rental income increased $3,145 or 0.72% due to higher rental rates. Other property income decreased $3,999 or 10.15% from decreased fee collections. The following table illustrates the components:

                     Increase     Per cent
                    (Decrease)    Change

Rental income         3,145        0.72%
Other property       (3,999)      10.15%
Net Increase           (854)       0.18%
(Decrease)


Property operating expenses: increased by $15,071 or 3.49% for the first quarter of 2007 compared to the first quarter of 2006 due primarily to increased salaries and wages. Salaries and wages increased $7,423 or 9.28% due to higher staffing levels. Maintenance and repairs increased $3,783 or 16.35 due to plumbing repairs. Insurance increased $5,480 or 21.25% due to increased flood insurance costs. General and administrative decreased $1,900 or 14.69% due to decreased professional fees. The following table illustrates the components:


                         Increase     Per Cent
                        (Decrease)    Change

Salaries & wages          7,423        9.28%
Maintenance & repairs     3,783       16.35%
Utilities                (3,471)       7.06%
General & administrative (1,900)      14.69%
Contract services         4,714       20.08%
Insurance                 5,480       21.25%
Interest                   (915)       1.53%
Property management fees    (43)       0.18%
Net Increase             15,071        3.49%
(Decrease)


LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As  of  March 31, 2007, the Partnership had $61,471 in  cash  and cash  equivalents as compared to $28,866 as of December 31, 2006.
The   net  increase  in  cash  of  $32,605  was  cash  flow  from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,807,435 as of March 31, 2007. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,396,582.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at March 31, 2007 is approximately $1,594,000 of which $707,000 is the remaining distribution preference and $887,000 is the original contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2007, 2006, and 2005, distributions of $80,000, $300,000, and $320,000, respectively, were made to the special limited partners in accordance with this agreement.

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






     Date:     May 3, 2007

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 3, 2007


                                             Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund III ("the Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial
                                   Officer
  May 3, 2007