Form 10-Q
period 2007-06-30
AMRECORP REALTY FUND III
filed 2007-08-14
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

          For Quarter Ended June 30, 2007 Commission file number
33-00152

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

Balance Sheet as of June 30, 2007 and
December 31, 2006                                 Page 3

Statements of Operations for the Three and Six
Months Ended June 30, 2007 and 2006               Page 4

Statements of Cash Flows for the Six
Months Ended June 30, 2007 and 2006               Page 5

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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                   AMRECORP REALTY FUND III
                   Condensed Balance Sheets

                                 June 30       December 31,
                                  2007            2006
                               (Unaudited)

ASSETS
Real Estate assets, at cost
Land                           $1,000,000       $1,000,000
Buildings and improvements      7,569,497        7,541,187
                                8,569,497        8,541,187
     Less: Accumulated
           depreciation        (6,252,815)      (6,070,815)

                                2,316,682        2,470,372

Cash including cash
 investments                        1,065           28,866
Escrow deposits                    78,425          160,214
Deferred Financing Costs           39,934           44,498
Other assets                       89,818           42,422
          TOTAL ASSETS         $2,525,924       $2,746,372


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES
Mortgage and notes payable     $3,791,002       $3,823,618
Payable - Affiliates                3,811            1,602
Real estate taxes payable          79,500          177,346
Security deposits                  64,237           63,187
Accounts payable & accrued
 expenses                          60,309           58,711
                                3,998,859        4,124,464

Partners Capital (Deficit)
Limited Partners               (2,101,840)      (2,136,645)
Special Limited Partner           785,875          915,875
General Partner                  (156,970)        (157,322)

Total Partners Capital         (1,472,935)      (1,378,092)
(Deficit)


Total Liabilities And
 Partners' Equity              $2,525,924       $2,746,372

          See notes to Condensed Financial Statements


                   AMRECORP REALTY FUND III
               Condensed Statement of Operations

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
REVENUES                        2007        2006        2007      2006

Rental income                  $457,070  $451,981    $899,756   $891,522
Other property                   36,506    34,407      71,907     73,807
       Total revenues           493,576   486,388     971,663    965,329

EXPENSES
Salaries & wages                108,362    99,527     195,791    179,533
Maintenance & repairs            32,858    44,491      59,783     67,633
Utilities                        52,783    39,002      98,475     88,165
Real estate taxes                39,750    39,750      79,500     79,500
General & administrative         18,347    22,996      29,383     35,932
Contract services                33,048    33,338      61,243     56,819
Insurance                        28,178    24,312      59,452     50,106
Interest                         58,740    59,723     117,732    119,630
Depreciation and amortization    93,282    93,282     186,564    186,564
Property management fees         24,679    24,319      48,583     48,266
       Total expenses           490,027   480,740     936,506    912,148


NET INCOME                       $3,549    $5,648     $35,157    $53,181


NET INCOME LIMITED PARTNERSHIP    $1.48     $2.35      $14.61     $22.10
UNIT - BASIC
Limited Partnership units         2,382     2,382       2,382      2,382
outstanding Basic

See Notes to Condensed Financial Statements


                   AMRECORP REALTY FUND III
               Condensed Statement of Cash Flows
                           Unaudited
                                                 Six Months Ended
                                                     June 30,
                                                  2007     2006

CASH FLOWS FROM OPERATING ACTIVITY
Net income                                       $35,157  $53,181
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                    186,564  186,564
Net Effect of changes in operating accounts
Escrow deposits                                   81,789   79,055
Accrued real estate taxes                       (97,846)  (78,025)
Security deposits                                 1,050       354
Accounts payable                                  1,598    (7,274)
Payable to affiliates                             2,209       984
Other assets                                    (47,396)  (74,989)
   Net cash provided by operating activities    163,125   159,850

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                       (28,310)  (25,000)
     Net cash used by investing activities      (28,310)  (25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable             (32,616)  (30,666)
Distribution to special limited partner        (130,000)        0
   Net cash used by financing activities       (162,616)  (30,666)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    (27,801)  104,184
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   28,866    23,891

CASH AND CASH EQUIVALENTS, END OF PERIOD         $1,065  $128,075

          See Notes to Condensed Financial Statements

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared by Amrecorp Realty Fund III (the "Partnership") pursuant to the rules and regulations of the Securities and
Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Partnership believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At June 30, 2007 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 95.6% during the second quarter of 2007 as compared to 96.5% for the second quarter of 2006.

SECOND QUARTER 2007 COMPARED TO SECOND QUARTER 2006

Revenue from property operations decreased $7,188, or 1.48%, for the second quarter of 2007, as compared to the second quarter of 2006. Rental income increased $5,089 or 1.13% due to higher rental rates. Other property income increased $2,099 or 6.10% from increased fee collections. The following table illustrates the components:

                     Increase     Percent
                    (Decrease)    Change

Rental income         5,089        1.13%
Other property        2,099        6.10%
Net Increase          7,188        1.48%
(Decrease)


Property operating expenses: increased by $9,287 or 1.93% for the second quarter of 2007 compared to the second quarter of 2006 due primarily to increased salaries and wages. Salaries and wages increased $8,835 or 8.88% due to higher staffing levels. Maintenance and repairs decreased $11,633 or 26.15% due to plumbing repairs in the prior year. Utilities increased $13,781 or 35.33% due to higher gas and electric costs. Insurance increased $3,866 or 15.90% due to increased flood insurance costs. General and administrative decreased $4,649 or 20.22% due to decreased professional fees. The following table illustrates the components:


                            Increase     Per Cent
                           (Decrease)    Change

Salaries & wages              8,835       8.88%
Maintenance & repairs       (11,633)     26.15%
Utilities                    13,781      35.33%
Real estate taxes                 0       0.00%
General & administrative     (4,649)     20.22%
Contract services              (290)      0.87%
Insurance                     3,866      15.90%
Interest                       (983)      1.65%
Depreciation and amortization     0       0.00%
Property management fees        360       1.48%
Net Increase                  9,287       1.93%
(Decrease)

FIRST SIX MONTHS 2007 COMPARED TO FIRST SIX MONTHS 2006

Revenue from property operations increased $6,334, or 0.66%, for the first six months of 2007, as compared to the first six months of 2006. Rental income increased $8,234 or 0.92% due to higher rental rates. Other property income decreased $1,900 or 2.57% mainly due to decreased fee collections. The following table illustrates the components:

                             Increase     Percent
                            (Decrease)    Change

Rental income                  8,234       0.92%
Other property                (1,900)      2.57%
                               6,334       0.66%


Property operating expenses: increased by $24,358 or 2.67% for the first six months of 2007 compared to the first six months of 2006 due primarily to increased utilities. Utilities increased $10,310 or 11.69% do to higher gas costs. Salaries and wages increased $16,258 or 9.06% due to additional employees. Maintenance and repairs decreased $7,850 or 11.61% due to prior year exterior building maintenance. Insurance increased $9,346 or 18.65% due to higher flood insurance premiums. General and administrative decreased $6,549 or 18.23% due to decreased information technology costs. The following table illustrates the components:


                             Increase     Per Cent
                            (Decrease)    Change

Salaries & wages              16,258       9.06%
Maintenance & repairs         (7,850)     11.61%
Utilities                     10,310      11.69%
General & administrative      (6,549)     18.23%
Contract services              4,424       7.79%
Insurance                      9,346      18.65%
Interest                      (1,898)      1.59%
Depreciation and amortization      0       0.00%
Property management fees         317       0.66%
Net Increase (Decrease)       24,358       2.67%


LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of June 30, 2007, the Partnership had $1,065 in cash and cash equivalents as compared to $28,866 as of December 31, 2006. The net decrease in cash of $27,801 was capital purchases and repayments to the special limited partner.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,791,002 as of June 30, 2007. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,316,682.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at June 30, 2007 is approximately  $1,567,000 of which $724,000 is  the  remaining
distribution   preference  and  $843,000   is   the   original
contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2007, 2006, and 2005, distributions of $130,000, $300,000, and $320,000, respectively, were made to the special limited partners in accordance with this agreement.

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


Item 4 - Controls and Procedures

Based on their most recent evaluation, which was completed June 30, 2007, our Acting Principal Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.



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


                         AMRECORP REALTY FUND III
                         A Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     August 7, 2007
                                                  Exhibit 31.1

                         CERTIFICATION

I, Robert J. Werra, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Republic Realty Fund;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)                                  Designed such
          disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)                                 Designed such
          internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)                                  Evaluated the
          effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)                                  All significant
          deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)                                 Any fraud, whether or
          not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 7, 2007            /s/ Robert J. Werra
                                Robert J. Werra
                                Acting Chief Executive
                                Officer






                                                  Exhibit 32.1

                         CERTIFICATION
            Pursuant to 18 United States Code  1350

I, Robert J. Werra, General Partner of Amrecorp Realty Fund III Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 of Amrecorp Realty Fund III. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 7, 2007            /s/ Robert J. Werra
                                Robert J. Werra
                                Acting Principal Executive Officer
                                and Chief Financial Officer