Form 10-Q
period 2007-09-30
AMRECORP REALTY FUND III
filed 2007-11-06
CIK 776813

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2007 Commission file number 33-00152

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

              REGISTRANT IS A LIMITED PARTNERSHIP

                    TABLE OF CONTENTS




Item 1.  Financial Statements


The following unaudited condensed financial statements are filed herewith:

Balance Sheets as of September 30, 2007 and
December 31, 2006                                    Page 3

Statements of Income for the Three and Nine
Months Ended September 30, 2007 and 2006             Page 4

Statements of Cash Flows for the Nine
Months Ended September 30, 2007 and 2006             Page 5

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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                   AMRECORP REALTY FUND III
                   Condensed Balance Sheets

                             September 30,   December 31,
                                 2007            2006
                             (Unaudited)

ASSETS
Real Estate assets, at cost
Land                          $1,000,000     $1,000,000
Buildings and improvements     7,609,972      7,541,187
                               8,609,972      8,541,187
  Less: Accumulated
          depreciation        (6,343,815)    (6,070,815)
                               2,266,157      2,470,372

Cash including cash
  investments                     82,639         28,866
Escrow deposits                  129,602        160,214
Deferred Financing Costs          37,652         44,498
Other assets                      63,106         42,422
          TOTAL ASSETS        $2,579,156     $2,746,372


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable    $3,774,312     $3,823,618
Payable - Affiliates               1,239          1,602
Real estate taxes payable        120,000        177,346
Security deposits                 60,596         63,187
Accounts payable & accrued        70,025         58,711
expenses
                               4,026,172      4,124,464
Partners Capital (Deficit)
Limited Partners              (2,076,180)    (2,136,645)
Special Limited Partner          785,875        915,875
General Partner                 (156,711)      (157,322)
Total Partners Capital        (1,447,016)    (1,378,092)
(Deficit)

Total Liabilities And         $2,579,156     $2,746,372
Partners' Equity

          See notes to Condensed Financial Statements


                   AMRECORP REALTY FUND III
                Condensed Statements of Income
                          (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
REVENUES                          2007         2006       2007       2006

Rental income                  453,670     $450,007 $1,353,426  $1,341,529
Other property                  40,728       40,090    112,635     113,897
        Total revenues         494,398      490,097  1,466,061   1,455,426

EXPENSES
Salaries & wages                86,726       85,829    282,517     265,362
Maintenance & repairs           38,952       31,141     98,735      98,774
Utilities                       49,409       40,909    147,884     129,074
Real estate taxes               40,500       39,750    120,000     119,250
General & administrative        17,927       17,567     47,310      53,499
Contract services               31,728       31,657     92,971      88,476
Insurance                       26,713       31,273     86,165      81,379
Interest                        58,522       59,483    176,254     179,113
Depreciation and amortization   93,282       93,282    279,846     279,846
Property management fees        24,720       22,668     73,303      70,934
        Total expenses         468,479      453,559  1,404,985   1,365,707


NET INCOME                     $25,919      $36,538    $61,076     $89,719

NET INCOME LIMITED PARTNERSHIP
UNIT - BASIC                    $10.77       $15.19     $25.38      $37.29

Limited Partnership units        2,382        2,382      2,382       2,382
outstanding  - Basic

          See Notes to Condensed Financial Statements


                   AMRECORP REALTY FUND III
              Condensed Statements of Cash Flows
                          (Unaudited)
                                                 Nine Months Ended
                                                   September 30,
                                                  2007        2006

CASH FLOWS FROM OPERATING ACTIVITY
Net income                                       $61,076   $89,719
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                    279,846   279,846
Net Effect of changes in operating accounts
Escrow deposits                                   30,612    38,183
Accrued real estate taxes                        (57,346)  (28,235)
Security deposits                                 (2,591)     (986)
Accounts payable                                  11,314     4,488
Payable to affiliates                               (363)     (620)
Other assets                                     (20,684)  (43,715)
   Net cash provided by operating activities     301,864   338,680

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                        (68,785)  (44,000)
     Net cash used by investing activities       (68,785)  (44,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable              (49,306)  (46,358)
Distribution to special limited partner         (130,000) (200,000)
     Net cash used by financing activities      (179,306) (246,358)

NET INCREASE IN CASH AND CASH EQUIVALENTS         53,773    48,322
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    28,866    23,891

CASH AND CASH EQUIVALENTS, END OF PERIOD         $82,639   $72,213

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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At September 30, 2007 the Partnership owned Las Brisas Apartments, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately 19.11 acres of land.

The occupancy of Las Brisas averaged 93.2% during the third quarter of 2007 as compared to 94.3% for the third quarter of 2006.

THIRD QUARTER 2007 COMPARED TO THIRD QUARTER 2006

Revenue from property operations increased $4,301, or 0.88%, for the third quarter of 2007, as compared to the third quarter of 2006. Rental income increased $3,663 or 0.81% due to higher rental rates. Other property income increased $638 or 1.59% from increased fee collections. The following table illustrates the components:

                     Increase     Percent
                    (Decrease)    Change

Rental income          3,663       0.81%
Other property           638       1.59%
Net Increase           4,301       0.88%
(Decrease)


Property operating expenses increased by $14,920 or 3.29% for the third quarter of 2007 compared to the third quarter of 2006 due primarily to increased maintenance and repairs. Maintenance and repairs increased $7,811 or 25.08% due to higher plumbing repairs. Utilities increased $8,500 or 20.78% due to higher gas and electric costs. Insurance decreased $4,560 or 14.58% due to the annual renewal. The following table illustrates the components:


                                Increase     Percent
                               (Decrease)    Change

Salaries & wages                   897        1.05%
Maintenance & repairs            7,811       25.08%
Utilities                        8,500       20.78%
Real estate taxes                  750        1.89%
General & administrative           360        2.05%
Contract services                   71        0.22%
Insurance                       (4,560)      14.58%
Interest                          (961)       1.62%
Property management fees         2,052        9.05%
Net Increase                    14,920        3.29%
(Decrease)

FIRST NINE MONTHS 2007 COMPARED TO FIRST NINE MONTHS 2006

Revenue from property operations increased $10,635, or 0.73%, for the first nine months of 2007, as compared to the first nine months of 2006. Rental income increased $11,897 or 0.89% due to higher rental rates. Other property income decreased $1,262 or 1.11% mainly due to decreased fee collections. The following table illustrates the components:

                                Increase    Percent
                               (Decrease)   Change

Rental income                   11,897       0.89%
Other property                  (1,262)      1.11%
Net Increase (Decrease)         10,635       0.73%


Property operating expenses increased by $39,278 or 2.88% for the first nine months of 2007 compared to the first nine months of 2006 due primarily to increased utilities. Utilities increased $18,810 or 14.57% do to higher gas costs. Salaries and wages increased $17,155 or 6.46% due to additional employees. Insurance increased $4,786 or 5.88% due to higher flood insurance premiums. General and administrative decreased $6,189 or 11.57% due to decreased information technology costs. The following table illustrates the components:


                               Increase    Percent
                              (Decrease)   Change

Salaries & wages               17,155       6.46%
Maintenance & repairs             (39)      0.04%
Utilities                      18,810      14.57%
Real estate taxes                 750       0.63%
General & administrative       (6,189)     11.57%
Contract services               4,495       5.08%
Insurance                       4,786       5.88%
Interest                       (2,859)      1.60%
Property management fees        2,369       3.34%
Net Increase (Decrease)        39,278       2.88%


LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal. At this time, there is no plan to dispose of Las Brisas Apartments.

As of September 30, 2007, the Partnership had $82,639 in cash and cash equivalents as compared to $28,866 as of December 31, 2006. The net increase in cash of $53,773 was cash flow from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,774,312 as of September 30, 2007. During the year ended December 31, 2001, the Partnership refinanced the mortgage payable. The mortgage payable bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,266,157.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership balloon mortgage payments will be proceeds from the sale financing or refinancing of the Property.

The special limited partner distribution preference arises from a preferred return on certain special limited partnership contributions made in prior years in conjunction with the refinancing of the mortgage debt. The total unpaid amount due to the special limited partners at September 30, 2007 is approximately $1,589,000 of which $744,000 is the remaining
distribution   preference  and  $845,000   is   the   original
contribution. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2007, 2006, and 2005, distributions of $130,000, $300,000, and $320,000, respectively, were made to the special limited partners in accordance with this agreement.

Item 3 - Quantitative and Qualitative Disclosure about Market
Risk

The Partnership is exposed to interest rate changes primarily as a result of its real estate mortgages. The Partnerships interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, the Partnership borrows primarily at fixed rates. The Partnership does not enter into derivative or interest rate transactions for any purpose.

The Partnerships' activities do not contain material risk due to changes in general market conditions. The partnership invests only in fully insured bank certificates of deposits, and mutual funds investing in United States treasury obligations.


Item 4 - Controls and Procedures

Based on their most recent evaluation, which was completed September 30, 2007, our Acting Principal Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.



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






     Date:     November 6, 2007
                                                  Exhibit 31.1

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

Date: November 6, 2007          /s/ Robert J. Werra
                                Robert J. Werra
                                Acting Chief Executive
                                Officer






                                                  Exhibit 32.1

                         CERTIFICATION
            Pursuant to 18 United States Code  1350

I, Robert J. Werra, General Partner of Amrecorp Realty Fund III Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 of Amrecorp Realty Fund III. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 6, 2007          /s/ Robert J. Werra
                                Robert J. Werra
General Partner                 Acting Principal Executive Officer
                                and Chief Financial Officer