Form 10-K
period 2007-12-31
AMRECORP REALTY FUND III
filed 2008-03-28
CIK 776813

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

            For the Fiscal year ended December 31, 2007

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

Item 1. Business

     The Registrant, Amrecorp Realty Fund III, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated August 30, 1985 and amended on November 21, 1985. On December 31, 2007 the Partnership consisted of a corporate general partner, LBAL, Inc. (wholly owned by Robert J. Werra) and 268 limited partners owning 2,382 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced November 26, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #33-00152) as amended.

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

Rents have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. Capitalized expenditures have increased as units are updated and made more competitive in the market place.
ITEM 1A Risk Factors

The following risk factors apply to the Partnership.

Unfavorable changes in apartment markets and economic conditions could adversely affect occupancy levels and rental rates.

Market and economic conditions in Abilene, Texas may significantly affect occupancy levels and rental rates and therefore profitability. Factors that may adversely affect these conditions include the following:


 the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;

 local conditions, such as oversupply of, or reduced demand for, apartment homes;

 declines in household formation;


 favorable residential mortgage rates;


 rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Partnership from raising rents to offset increases in operating costs; and

 competition from other available apartments and other housing alternatives and changes in market rental rates.

Any of these factors could adversely affect the Partnership's ability to achieve desired operating results.
Increased competition and increased affordability of residential homes could limit the Partnership's ability to retain its residents, lease apartment homes or increase or maintain rents.

The Partnership's apartment community competes with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single and multi-family homes. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership could adversely affect the Partnership's ability to retain its residents, lease apartment homes and increase or maintain rents.

Compliance or failure to comply with laws requiring access to the Partnership's properties by persons with disabilities could result in substantial cost.

The Partnership's multi-family housing community must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Partnership's multi-family housing communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multi-family housing communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

The Partnership must also comply with the Fair Housing Act , or the FHA, which requires that multi-family housing communities first occupied after March 13, 1991 be accessible to persons of disabilities. Noncompliance with the FHA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHA. In addition to the ADA and FHA, state and local laws exist that impact the Partnership's multi-family housing community with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the Partnership with respect to improved access by persons with disabilities. The ADA, FHA, or other existing or new legislation may require the Partnership to modify its existing property. These laws may also restrict renovations by requiring improved access to such buildings or may require the Partnership to add other structural features that increase its construction costs.

Losses from natural catastrophes may exceed insurance coverage.

The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance on its properties, which are believed to be of the type and amount customarily obtained on real property assets. The Partnership intends to obtain similar coverage for properties acquired or developed in the future. However, some losses, generally of a catastrophic nature, such as losses from floods or wind storms, may be subject to limitations. The Partnership exercises discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on its investments at a reasonable cost and on suitable terms; however, the Partnership may not be able to maintain its insurance at a reasonable cost or in sufficient amounts to protect it against potential losses. Further, the Partnership's insurance costs could increase in future periods. If the Partnership suffers a substantial loss, its insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment.

Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

 Costs associated with moisture infiltration and resulting mold remediation may be costly.

As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been a number of lawsuits in the Partnership's industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. The Partnership has implemented guidelines and procedures to address moisture infiltration and resulting mold issues if and when they arise. The Partnership believes that these measures will minimize the potential for any adverse effect on its residents. The terms of its property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against the Partnership, the Partnership would be required to use its funds to resolve the issue, including litigation costs. The Partnership makes no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future adverse impact on its business, results of operations and financial condition.

The Partnership may be unable to renew leases or relet units as leases expire.

When the Partnership's residents decide not to renew their leases upon expiration, the Partnership may not be able to relet their units. Even if the residents do renew or the Partnership can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. Because virtually all of the Partnership's leases are for apartments, they are generally for no more than one year. If the Partnership is unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Partnership's results of operations and financial condition will be adversely affected. Consequently, the Partnership's cash flow and ability to service debt and make distributions to partners would be reduced.

Terrorist attacks and the possibility of wider armed conflict may have an adverse effect on the Partnership's business and operating results and could decrease the value of the Partnership's assets.

Terrorist attacks and other acts of violence or war could have a material adverse effect on the Partnership's business and operating results. Attacks or armed conflicts that directly impact the Partnership's apartment community could significantly affect the Partnership's ability to operate those the community and thereby impair its ability to achieve the Partnership's expected results. Further, the Partnership's insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on the Partnership's business and results of operations.

Item 2. Properties


At December 31, 2007 the Partnership owned Las Brisas Apartment, a 376-unit apartment community located at 2010 South Clark Street, Abilene, Taylor County, Texas 79606. The Partnership purchased a fee simple interest in Las Brisas Apartments on July 30, 1986. The property contains approximately 312,532 net rentable square feet, one clubhouse, and five laundry facilities located on approximately
19.11 acres of land.

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


                          Occupancy Rates

                              Percent



                   2003    2004    2005    2006    2007
Las                98.4%   97.6%   97.9%   95.4%   93.1%
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

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2007 there were approximately 268 limited partners owning 2,382 interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis, however, no such distributions have been made to the limited partners in several years and none are anticipated in the immediate future due to required debt service payments and the existence of the Special Limited Partner, Mr. Robert J. Werra. The Special Limited Partner has first right to all net operating cash flow and net proceeds from disposals of assets to the extent of the special limited partner distribution preference. During 2007, 2006 and 2005 the Special Limited Partner received distributions from the Partnership totaling $250,000, $300,000, and $320,000, respectively.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:



YEARS   INCOME    GAIN     LOSS      CASH DISTRIBUTED
1986        $0      $0     $186        $0
1987         0       0      286         0
1988         0       0      310         0
1989         0       0      278         0
1990         0       0      231         0
1991         0       0      142         0
1992         0       0        0         0
1993         0     153      162         0
1994        24       0        0         0
1995         0       0        5         0
1996        20       0        0         0
1997         0       0      (21)        0
1998         4       0        0         0
1999        72       0        0         0
2000        <1       0        0         0
2001        98       0        0         0
2002        57       0        0         0
2003        36       0        0         0
2004        33       0        0         0
2005       143       0        0         0
2006       151       0        0         0
2007       151       0        0         0

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

                   Year Ended December 31,
       ( in thousands except unit and per unit amounts)

                               2007    2006    2005    2004   2003

Limited Partner Units
 Outstanding - Basic           2382    2382    2382    2382   2382

Statement of Operations
     Total Revenues          $1,941  $1,930  $1,853  $1,754 $1,672


Net Income (Loss)                85      80      71      23   (141)
Limited Partner Net
 Income (Loss) per
 Unit - Basic                    35      33      30      10    (58)
Cash Distributions to Limited     0       0       0       0      0
Partners per Unit - Basic


Balance Sheet:
       Real Estate, net       2,218   2,470   2,739   2,994  3,198
       Total Assets           2,489   2,746   3,011   3,292  3,468
       Mortgages Payable      3,757   3,823   3,886   3,944  4,000
       Partner's (Deficit)   (1,542) (1,378) (1,159)   (910)  (844)



Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information".

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Partnership operating performance, the Partnership utilizes certain significant accounting policies and these accounting policies are discussed in note A to the Partnership's financial statements.


The Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note A to the financial statements). Under current accounting literature, the evaluation of the recoverability of the Partnership's real estate assets requires the judgment of Partnership management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Partnership uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). At December 31, 2007 and 2006, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Partnership's assets, the Partnership could be required to record future impairment charges.


Results of Operations

The following discussion of results of operations should be read in conjunction with the statement of operations, the accompanying selected financial data and the community operations/segment performance information included below.

The Partnership's revenues and earnings from continuing operations are generated primarily from the operation of its apartment community.

Comparison of Year Ended December 31, 2007 to Year Ended
December 31, 2006

The operating performance from continuing operations for the Partnership's apartment community for the years ended December 31, 2007 and 2006 is summarized as follows:


Results of Operations: 2007 VERSUS 2006

Revenue from Property Operations increased $11,463 or 0.6%. Rental income increased $13,086 or 0.7% as compared to 2006. Other income decreased $1,623 or 1.1%. The following table illustrates the increases or (decreases):


                  Increase     Percent
                 (Decrease)

Rentals            $13,086       0.7%
Other               (1,623)     (1.1)%
Net Increase       $11,463       0.6%



Property operating expenses for 2007 increased $9,968 or 0.6%. Repairs and maintenance increased $10,935 or 6.7% due to plumbing repairs. General and administrative decreased $9,688 or 5.2% due to decreased insurance and one time internet marketing fees in 2006. Payroll increased $21,878 or 5.8% due to increased maintenance employees and overtime costs. Utilities increased $3,743 or 1.5% due to higher gas prices. Real estate taxes decreased $17,313 or 10.3% due to Texas lowering school tax rates. Property management fees are paid to an affiliated entity and represent 5% of gross operating revenues (see Note C to Financial Statements and Schedule Index contained in Item 8.) The following table illustrates the increases or (decreases):

                                          Increase       Percent
                                         (Decrease)

Utilities                                  $3,743          1.5%
General and administrative                 (9,688)        (5.2)%
Real estate taxes                         (17,313)       (10.3)%
Property management fee to affiliate          788          0.8%
Repairs and maintenance                    10,935          6.7%
Depreciation and amortization                (375)        (0.1)%
Payroll                                    21,878          5.8%
Net Increase                                9,968          0.6%

Results of Operations: 2006 VERSUS 2005

Revenue from Property Operations increased $76,863 or 4.1%. Rental income increased $45,726 or 2.6% as compared to 2005. Other income increased $31,137 or 28.1%. The following table illustrates the increases or (decreases):


                     Increase    Percent
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

As of December 31, 2007, the Partnership had $17,886 in cash and cash equivalents as compared to $28,866 as of December 31, 2006. The net decrease in cash of $10,980 is principally due to cash flow from operations.

The property is encumbered by a non-recourse mortgage with a principal balance of $3,757,365 as of December 31, 2007. The mortgage payable bears interest at 6.18% and is payable in monthly installments of principal and interest until December 2011 when a lump-sum payment of approximately $3,447,000 is due. The required principal reductions for the four years ending December 31, 2011 are $70,465, $74,945, $79,710 and $3,532,245 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the Property.

The $734,674 in Special Limited Partner equity is the result of previous fundings for operating deficits and other partner loans made to the Partnership by a related entity. These loans were reclassified to equity during 1993. The Special Limited Partner has first right to all net operating cash flows and net proceeds from disposals of assets to the extent of the Special Limited Partners distribution preference. During 2007, 2006, and 2005, the Special Limited Partner received distributions from the Partnership totaling $250,000, $300,000 and $320,000 respectively.




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

Risk Associated with Forward-Looking Statements Included in this Form 10-K This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Partnership. Although the Partnership believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the objectives and plans of the Partnership will be achieved.

Item 8 Financial Statements and Supplemental Information







                     AMRECORP REALTY FUND III
                       FINANCIAL STATEMENTS
    AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                    December 31, 2007 and 2006

                 INDEX TO FINANCIAL STATEMENTS



                                                             Page

Report of Independent Registered Public Accounting Firm         2

Financial Statements

  Balance Sheets as of December 31, 2007 and 2006               3

  Statements of Income for the years ended
  December 31, 2007, 2006 and 2005                              4

  Statements of Partners' Equity (Deficit) for the
  years ended December 31, 2007, 2006 and 2005                  5

  Statements of Cash Flows for the years ended
  December 31, 2007, 2006 and 2005                              6

  Notes to Financial Statements                                 7

  Schedule III - Real Estate and Accumulated Depreciation14



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.







    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the General Partner and Limited Partners of
    Amrecorp Realty Fund III

We have audited the accompanying balance sheets of Amrecorp Realty Fund III, a Texas limited partnership (the "Partnership") as of December 31, 2007 and 2006, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2007 and 2006 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund III as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2007 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Farmer, Fuqua & Huff, P.C.


March 28, 2008
Plano, TX
                    AMRECORP REALTY FUND III
                         BALANCE SHEETS
                           December 31,


                             ASSETS
                                                    2007          2006

Investments in real estate at cost
      Land                                    $1,000,000    $1,000,000
      Buildings, improvements and
       furniture and fixtures                  7,644,433     7,541,187

                                               8,644,433     8,541,187
      Accumulated depreciation                (6,425,951)   (6,070,815)

                                               2,218,482     2,470,372

Cash and cash equivalents                         17,886        28,866
Escrow deposits                                  180,779       160,214
Deferred financing costs, net of
 accumulated amortization of
 $55,907 and $46,779, respectively                35,370        44,498
Other assets                                      36,223        42,422

TOTAL ASSETS                                   2,488,740     2,746,372


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                               3,757,365     3,823,618
Accrued interest payable                          19,351        19,692
Accounts payable                                  46,167        39,019
Real estate taxes payable                        149,994       177,346
Due to affiliates                                     79         1,602
Security deposits                                 58,421        63,187

TOTAL LIABILITIES                              4,031,377     4,124,464

PARTNERS' (DEFICIT)                           (1,542,637)   (1,378,092)

TOTAL LIABILITIES AND PARTNERS' EQUITY        $2,488,740    $2,746,372


                     AMRECORP REALTY FUND III
                      STATEMENTS OF INCOME
                 For the Years Ended December 31,

                                         2007         2006         2005

PROPERTY REVENUE
 Rental                            $1,800,606   $1,787,520   $1,741,794
 Fees and other                       140,514      142,137      111,000

 Total property revenues            1,941,120    1,929,657    1,852,794

OPERATING EXPENSES
 Depreciation and amortization        364,264      364,639      373,310
 Payroll                              398,537      376,659      334,693
 Utilities                            251,934      248,191      258,907
 General and administrative           177,743      187,431      150,787
 Repairs and maintenance              175,182      164,247      162,886
 Real estate taxes                    149,994      167,307      157,649
 Property management fee to
  affiliate                            97,432       96,644       92,671
 Administrative service fee to
  affiliate                             9,024        9,024        9,024

 Total operating expenses           1,624,110    1,614,142    1,539,927

 OPERATING INCOME                     317,010      315,515      312,867

 FINANCIAL INCOME AND (EXPENSE)
 Interest income                        2,548        3,232          681
 Interest   expense                  (234,103)    (238,084)    (241,827)
 Total other income and (expense)    (231,555)    (234,852)    (241,146)

 NET INCOME                           $85,455      $80,663      $71,721

NET INCOME PER LIMITED
PARTNERSHIP  UNIT  -  BASIC            $35.52       $33.52       $29.81

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                    2,382        2,382        2,382


                    AMRECORP REALTY FUND III
             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 2007, 2006 and 2005


                                           Special
                              General      Limited       Limited
                              Partner      Partners      Partners      Total

 Balance, January 1, 2005   $(155,251)   $1,176,420   $(1,931,645)   $(910,476)

 Distributions                  ---        (320,000)       ---        (320,000)

 Reallocation for payment
  of Special Limited Partner
  distributions for
  distribution preference        (595)       59,455       (58,860)       ---

 Net income                       717         ---          71,004       71,721

 Balance, December
  31, 2005                  $(155,129)     $915,875   $(1,919,501) $(1,158,755)

 Distributions                  ---        (300,000)       ---        (300,000)

 Reallocation for payment
  of Special Limited Partner
  distributions for
  distribution preference      (3,000)      300,000      (297,000)       ---

 Net income                       807         ---          79,856       80,663

 Balance, December
  31, 2006                  $(157,322)     $915,875   $(2,136,645) $(1,378,092)

 Distributions                  ---        (250,000)       ---        (250,000)

 Reallocation for payment
  of Special Limited Partner
  distributions for
  distribution preference        (688)       68,799       (68,111)       ---

 Net income                       855         ---          84,600       85,455

 Balance, December
  31, 2007                  $(157,155)     $734,674   $(2,120,156) $(1,542,637)





                    AMRECORP REALTY FUND III
                    STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31,

                                           2007        2006        2005

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                             $85,455     $80,663     $71,721
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operations:
 Depreciation and amortization          364,264     364,639     373,310
 Changes in assets and liabilities:
   Escrow deposits                      (20,565)     (2,689)    (20,904)
   Other assets                           6,199      (5,384)      4,522
   Accrued interest payable                (341)       (321)       (302)
   Security deposits                     (4,766)     (2,596)      8,140
   Accounts payable                       7,148        (978)      1,916
   Due to affiliates                     (1,523)        982        (600)
   Real estate taxes payable            (27,352)     19,697      17,020

 Net cash provided by operating
  activities                            408,519     454,013     454,823

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate            (103,246)    (86,746)   (109,230)

 Net cash used for investing
  activities                           (103,246)    (86,746)   (109,230)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes
  payable                               (66,253)    (62,292)    (58,568)
 Distributions                         (250,000)   (300,000)   (320,000)

 Net cash used for financing
  activities                           (316,253)   (362,292)   (378,568)

 Net increase (decrease) in cash
  and cash equivalents                  (10,980)      4,975     (32,975)

 Cash and cash equivalents at
  beginning of  period                   28,866      23,891      56,866

 Cash and cash equivalents at
  end of period                         $17,886     $28,866     $23,891

 Supplemental disclosure of cash flow information:
    Cash paid during the year
     for interest                      $234,445    $238,405    $242,129




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2007 and 2006


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

     An aggregate of 25,000 limited partner units at $1,000 per unit are authorized, of which 2,382 units were outstanding for each of the three years ended December 31, 2007, 2006 and 2005. Under the terms of the offering, no additional units will be offered. Effective November 1, 1993, the partnership agreement was amended to establish a first, second and third special limited partner status as referred to above.

     Allocation of Net Income (Loss) and Cash

     All distributions of net operating cash flow and net proceeds of the Partnership shall be distributed first to special limited partners to satisfy the special limited partner distribution preference, then to repay any unreturned portion of their contribution. The total distribution preference due to the special limited partners is approximately $756,000 as of December 31, 2007. Any additional available cash will then be distributed in accordance with the partnership agreement. During 2007, 2006 and 2005, distributions of $250,000, $300,000, and
     $320,000, respectively, were made to the special limited partners in accordance with this agreement.

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

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2007 and 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     Net operating cash flow and net proceeds of the Partnership shall be distributed first to pay the accrued and unpaid preference on the unreturned capital contributions of the special  limited  partners and then to  the  return  of  the special limited partners' capital contribution until the entire sum has been returned, second to the limited partners to the extent of their capital contributions and distribution preference as determined on the date of the partners' entry into the Partnership, and thereafter, 15% to the general partner and 85% to the limited partners.


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

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2007 and 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Investments in Real Estate and Depreciation

     All real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 27.5 years. There was no charge to earnings during 2007 due to an impairment of real estate.

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

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation. Management does not believe significant credit risk exists at December 31, 2007.

     At December 31, 2007 and 2006, included in cash and cash equivalents is $14,138 and $21,681, respectively, which is cash held in a pooled account of the property's management company, as a fiduciary, in a financial institution and could be at risk.


                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2007 and 2006


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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2007, 2006 and 2005, the Partnership's comprehensive income (loss) was equal to its net income (loss) and the Partnership does not have income meeting the definition of other comprehensive income.

                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2007 and 2006


NOTE B - MORTGAGE PAYABLE

     The mortgage payable of $3,757,365 at December 31, 2007 bears interest at a rate of 6.18% and is payable in monthly installments of principal and interest of $25,058 through December 2011, at which time a lump sum payment of approximately $3,447,000 is due. This mortgage note is secured by real estate with a net book value of $2,218,482.

     At December 31, 2007, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows:

              2008                         $70,465
              2009                          74,945
              2010                          79,710
              2011                       3,532,245
                                        $3,757,365


NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is approximately 5% of the Partnership's gross receipts. Property management fees of $97,432, $96,644, and $92,671 were paid in 2007, 2006, and 2005, respectively.

     Administrative  service fees paid to  an  affiliate  of  the general  partner were $9,024, $9,024 and $9,024 for each  of
     the   years   ended  December  31,  2007,  2006  and   2005,
     respectively.

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2007, and 2006, totaled $79 and $1,602, respectively.


NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2007, amortization expense for deferred financing costs over the next five years is as follows:

              2008                           9,128
              2009                           9,128
              2010                           9,128
              2011                           7,986

                                           $35,370




                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2007 and 2006


NOTE E - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.



NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2007 would have been as follows:



         Net income (loss) per accompanying            $85,455
     financial statements

         Add - book basis depreciation using           355,136
     straight-line method

        Deduct - income tax basis depreciation
     expense using ACRS method                         (76,179)

         Excess of revenues over expenses,            $364,412
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

     Management has reviewed the carrying value of its mortgage payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2007 and 2006.





                    AMRECORP REALTY FUND III
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2007 and 2006


NOTE G - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS-CONTINUED

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

NOTE H - QUARTERLY DATA (UNAUDITED)

     The table below reflects the partnership's selected
     quarterly information for the years ended December 31, 2007 and 2006.
                                 Year ended December 31, 2007
                              First     Second     Third      Fourth
                             Quarter    Quarter    Quarter    Quarter

Rents and other
 property revenue          $ 477,160  $ 492,946  $ 494,314  $ 476,700
Operating expenses           387,487    431,287    409,957    395,379
Operating income              89,673     61,659     84,357     81,321
Other income/(expense)       (58,065)   (58,110)   (58,438)   (56,942)
Net income/(loss)             31,608      3,549     25,919     24,379
Net income/(loss)
 allocable to limited
 partnership unit           $ 31,292    $ 3,514   $ 25,660   $ 24,135
Loss  per limited
 unit - basic and
 diluted                     $ 13.14    $  1.48     $10.77    $ 10.13


                                 Year ended December 31, 2006
                              First     Second     Third      Fourth
                             Quarter    Quarter    Quarter    Quarter

Rents and other property
 revenue                   $ 478,941  $ 486,388  $ 490,097  $ 474,231
Operating expenses           371,641    421,593    395,565    425,343
Operating income             107,300     64,795     94,532     48,888
Other income/(expense)       (59,767)   (59,147)   (57,994)   (57,944)
Net income/(loss)             47,533      5,648     36,538     (9,056)
Net income/(loss)allocable
 to limited partnership
 unit                       $ 47,058    $ 5,592   $ 36,173   $ (8,965)
Loss  per limited
 unit - basic and diluted    $ 19.76    $  2.35    $ 15.19    $ (3.78)




AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2007

                             Initial  Cost
                            to Partnership

Description      Encumbrances        Land       Building      Total Cost
                                                  and       Subsequent to
                                              Improvements    Aquisition
Twenty-eight
two-story
buildings of
concrete
block
construction
with brick
veneer,
stucco and
wood siding
exterior, and
composition
shingled
roofs located
in Abilene,
Texas                (b)         $1,000,000     $5,721,811    $1,922,622





                         Gross Amounts at Which
                        Carried at Close of Year

Description              Land       Building
                                      and                      Accumulated
                                  Improvements     Total       Depreciation
                                                  (c)(d)           (c)


Twenty-eight
two-story
apartment
buildings of
concrete
block
construction
with brick
veneer,
stucco and
wood siding
exterior, and
composition
shingled
roofs located
in Abilene,
Texas                $1,000,000    $7,644,433   $8,644,433     $6,425,951



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





See notes to Schedule III.

AMRECORP REALTY FUND III
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2007


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2007, 2006 and 2005 is as follows:

                                        Investments     Accumulated
                                        Real Estate     Depreciation


    Balance, January 1, 2005             $8,345,211      $5,351,122

        Acquisitions                        109,230             ---
        Depreciation expense                    ---         364,182

    Balance, December 31, 2005           $8,454,441      $5,715,304

        Acquisitions                         86,746             ---
        Depreciation expense                    ---         355,511

    Balance, December 31, 2006            8,541,187       6,070,815

        Acquisitions                        103,246             ---
        Depreciation expense                    ---         355,136

    Balance, December 31, 2007           $8,644,433      $6,425,951


(d) Aggregate cost for federal income tax purposes is $7,194,434.







Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing. The Registrant has not been involved in any disagreements on accounting and financial disclosure.

    Item 9a.  Controls and Procedures

Based on their most recent evaluation, which was completed December 31, 2007, our Principal Financial Officer and Principal Executive Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  Directors and Executive Officer of the Partnership

     The Partnership itself has no officers or directors. LBAL, Inc., a Texas Corporation, which is wholly owned by Robert J. Werra, is the General Partner of the Partnership.

      Robert J. Werra, 68, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of Partnership.

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

          For the Fiscal year ended December 31, 2007, 2006, and 2005, property management fees earned totaled $97,432, $96,644, and $92,671, respectively. An additional administration service fee was paid to the general partner of $9,024, $9,024, and 9,024 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following units of the Partnership as of December 31, 2007.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2007 and 2006 by the Partnership principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees                2007              2006

     Audit Fees               $15,250           $12,250
     Audit related fees           ---               ---
     Tax fees                     ---               ---
     All other fees               ---               ---




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

          3.   Exhibits

               None.

     (B)  Reports on Form 8-K for the quarter ended December 31, 2007.

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

                   Amrecorp Realty Fund III

                   ROBERT J. WERRA, GENERAL PARTNER



    /s/  Robert J. Werra
     March 28, 2008


EXHIBIT 14

          Code of Ethics for Senior Financial Officer


Amrecorp Realty Fund III (the "Partnership") is committed to conducting its business in compliance with all the applicable laws and regulations and in accordance with high standards of business conduct. The Partnership strives to maintain the highest standard of accuracy, completeness and disclosure in its financial dealings, records and reports. These standards serve as the basis for managing the Partnership's business, for meeting the Partnership's duties to its unit holders and for maintaining compliance with financial reporting requirements. The General Partner, as senior financial officer of the Partnership will adhere to and advocate the following principals and responsibilities governing his or her professional and ethical conduct, each to the best of his or her knowledge and ability:

1. Act with honesty and integrity and in an ethical manner, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2. Promptly disclose to the Partnership, any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest between personal and professional relationships.

3. Comply with the rules and regulations of federal, state, and local governments and other appropriate and private and public regulatory agencies.

4.     Act  in  good  faith, responsibly, with due  care,  competence  and
diligence,   without  misrepresenting  material  facts  or  allowing   his
independent judgment to be subordinated.

5. Use good business judgment in the processing and recording of all financial transactions.
                                                       Exhibit 31
                         CERTIFICATIONS

I, Robert J. Werra, certify that:

1. I have reviewed this the Partnership's Annual Report on Form 10-K of Amrecorp Realty Fund III;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

     Dated: March 28, 2008.
                                        /s/ Robert J. Werra
                                        General Partner

                                                               Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of Amrecorp Realty Fund III., a Texas limited partnership (the "Partnership"), hereby certifies that (i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007 fairly presents, in all material respects, the financial condition and results of operations of the Partnership, at and for the periods indicated.

     Dated: March 28, 2008.

                                   /s/ Robert J. Werra
                                   General Partner